Form 10-Q
period 1995-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 1995-05-12
CIK 731131

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                         COMMISSION FILE NUMBER 0-13465



                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)




                   MARYLAND                                  52-1358879
         (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or organization)                 Identification No.)


                             1225 EYE STREET, N.W.
                            WASHINGTON, D.C.  20005
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (202) 347-6247
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
   -------         -------

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION

                                                               March 31,        December 31,
                                                                 1995               1994
                                                             -------------      ------------


                               ASSETS
                               ------

       Cash and cash equivalents                                 $  29,809            $  47,636
       Investments in and advances to
         Local Limited Partnerships (Note 2)                          -                    -
                                                                 ---------            ---------


                                                                 $  29,809            $  47,636
                                                                 =========            =========

                      LIABILITIES AND PARTNERS' DEFICIT
                      ---------------------------------

       Liabilities:
          Administrative and reporting fee
            payable to General Partner (Note 3)                  $ 592,386            $ 570,788
          Accrued expenses                                          30,261               37,250
                                                                 ---------            ---------

                                                                   622,647              608,038
                                                                 ---------            ---------

       Partners' deficit:
          General Partner -- The National
            Housing Partnership (NHP)                             (101,293)            (100,969)
          Original Limited Partner --
            1133 Fifteenth Street Associates                      (106,193)            (105,869)
          Other Limited Partners -- 11,519
            investment units                                      (385,352)            (353,564)
                                                                 ---------            ---------
                                                                  (592,838)            (560,402)
                                                                 ---------            ---------

                                                                 $  29,809            $  47,636
                                                                 =========            =========





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS


                                                                          Three Months
                                                                         Ended March 31,
                                                                         ---------------

                                                                       1995           1994
                                                                       ----           ----
                   INTEREST INCOME                                    $     659       $     287
                                                                      ---------       ---------

                   COSTS AND EXPENSES
                       Loss on investment in Local
                         Limited Partnerships (Note 2)                     -              2,300
                       Administrative and reporting fees
                         to General Partner (Note 3)                     21,598          21,598
                       Other operating expenses                          11,497           9,532
                                                                      ---------       ---------

                                                                         33,095          33,430
                                                                      ---------       ---------
                   NET LOSS                                           $ (32,436)      $ (33,143)
                                                                      =========       =========


                   NET LOSS ASSIGNABLE
                      TO LIMITED PARTNERS                             $ (31,788)      $ (32,481)
                                                                      =========       =========

                   NET LOSS PER LIMITED
                      PARTNERSHIP INTEREST                            $      (3)      $      (3)
                                                                      =========       =========





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT


                                                         The National         1133
                                                           Housing         Fifteenth         Other
                                                         Partnership         Street         Limited
                                                            (NHP)          Associates       Partners          Total
                                                         -----------       ----------       --------          -----

          Deficit at January 1, 1995                         $(100,969)      $(105,869)       $(353,564)       $(560,402)
          Net loss -- three months ended
            March 31, 1995                                        (324)           (324)         (31,788)         (32,436)
                                                             ---------       ---------        ---------        ---------

          Deficit at March 31, 1995                          $(101,293)      $(106,193)       $(385,352)       $(592,838)
                                                             =========       =========        =========        =========

          Percentage interest at
            March 31, 1995                                          1%              1%              98%             100%
                                                             =========       =========        =========        =========
                                                                    (A)             (B)              (C)

          (A) General Partner
          (B) Original Limited Partner
          (C) Consists of 11,519 investments units of 0.0085% held by 1,110 investors





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS

                                                                                                   Three Months
                                                                                                 Ended March 31,
                                                                                               --------------------

                                                                                               1995          1994
                                                                                               ----          ----
             CASH FLOWS FROM OPERATING ACTIVITIES:
                Interest received                                                             $     659     $     287
                Operating expenses paid                                                         (18,486)      (31,532)
                                                                                              ---------     ---------

                Net cash used in operating activities                                           (17,827)      (31,245)
                                                                                              ---------     ---------

             CASH FLOWS FROM INVESTING ACTIVITIES:
                Advances to Local Limited Partnerships                                             -           (2,300)
                                                                                              ---------     ---------
                Net decrease in cash and cash equivalents                                       (17,827)      (33,545)

             CASH AND CASH EQUIVALENTS, BEGINNING
               OF PERIOD                                                                         47,636        86,538
                                                                                              ---------     ---------

             CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  29,809     $  52,993
                                                                                              =========     =========
             RECONCILIATION OF NET LOSS TO NET CASH
               USED IN OPERATING ACTIVITIES:
                 Net loss                                                                       (32,436)      (33,143)
                                                                                              ---------     ---------
                 Adjustments to reconcile net loss to net cash
                    used in operating activities:
                      Loss on investment in Local Limited Partnerships                             -            2,300
                      Increase in administrative and reporting fees payable                      21,598        21,598
                      Decrease in other accrued expenses                                         (6,989)      (22,000)
                                                                                              ---------     ---------

                      Total adjustments                                                          14,609         1,898
                                                                                              ---------     ---------

                 Net cash used in operating activities                                        $ (17,827)    $ (31,245)
                                                                                              =========     =========





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


(1)      ACCOUNTING POLICIES

         ORGANIZATION

         National Housing Partnership Realty Fund I (the "Partnership") is a limited partnership organized under the laws of the State of Maryland under the Maryland Revised Uniform Limited Partnership Act on October 21, 1983. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Limited Partnerships"), each of which owns and operates an existing rental housing project which is financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD").

         The General Partner raised capital for the Partnership by offering and selling to additional limited partners 11,519 investment units at a price of $1,000 per unit. The Partnership acquired limited partnership interests ranging from 98% to 99% in ten Local Limited Partnerships, each of which was organized to acquire and operate an existing rental housing project.

         BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature.

         While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in NHP Realty Fund I's Annual Report filed in Form 10-K, as amended, for the year ended December 31, 1994.

(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


         otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of March 31, 1995 and December 31, 1994, investments in all ten Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $289,590 and $380,610 of losses from Local Limited Partnerships during the three months ended March 31, 1995 and 1994, respectively. As of March 31, 1995 and December 31, 1994, the Partnership has not recognized a total of $11,765,999 and $11,476,409, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at March 31, 1995 and December 31, 1994. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         During the three months ended March 31, 1994, the Partnership advanced $2,300 of working capital to two Local Limited Partnerships, while no advances of working capital were made by the Partnership during the three months ended March 31, 1995. These advances were charged to operations as loss on investment in Local Limited Partnerships. No repayments of advances were made to the Partnership during the three months ended March 31, 1995 and 1994. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $297,500 as of March 31, 1995.

         The following are combined statements of operations for the three months ended March 31, 1995 and 1994, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


                       COMBINED STATEMENTS OF OPERATIONS

                                                                           Three Months
                                                                          Ended March 31,
                                                                          ---------------

                                                                         1995                1994
                                                                         ----                ----
                             Rental income                           $ 1,786,533           $1,722,952
                             Other income                                 47,252               76,381
                                                                     -----------           ----------

                                 Total income                          1,833,785            1,799,333
                                                                     -----------           ----------

                             Operating expenses                        1,150,571            1,246,905
                             Interest, taxes and insurance               672,347              628,750
                             Depreciation                                304,026              308,600
                                                                     -----------           ----------
                                 Total expenses                        2,126,944            2,184,255
                                                                     -----------           ----------

                             Net loss                                $  (293,159)          $ (384,922)
                                                                     ===========           ==========
                             National Housing
                               Partnership Realty
                               Fund I share of losses                $  (289,590)          $ (380,610)
                                                                     ===========           ==========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the three month periods ended March 31, 1995 and 1994, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $21,598 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership was $592,386 and $570,788 at March 31, 1995 and December 31, 1994, respectively.

         The accrued administrative and reporting fees payable to the General Partner will be paid only as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)



LIQUIDITY AND CAPITAL RESOURCES

The properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from Federal, state or local governments or agencies. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

Net cash used in operations for the three months ended March 31, 1995 was $17,827 as compared to cash used in operations of $31,245 for the three months ended March 31, 1994. The decrease in cash used in operations resulted from a decrease in operating expenses paid during the three months ended March 31, 1995 compared to the three months ended March 31, 1994.

During the three months ended March 31, 1994, the Partnership advanced $2,300 to two of the Local Limited Partnerships for working capital. No advances were made during the three months ended March 31, 1995. At March 31, 1995, the combined amount carried by the Local Limited Partnerships, as due to the Partnership, amounted to $297,500. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 1995, investments in all Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. There were no cash distributions during the three months ended March 31, 1995 and 1994. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $29,809 at March 31, 1995. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 1995, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at March 31, 1995, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



The Partnership currently owes the General Partner $592,386 for administrative and reporting services performed. The payment of these unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Some of the Properties in which the Partnership has invested may be eligible to participate in the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). LIHPRHA creates a procedure under which properties assisted under the HUD Section 236 or 221(d)(3) programs may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing.

Congress and the Administration are currently considering various proposals to significantly reduce or eliminate funding for the LIHPRHA program, and to restructure various federal housing programs under the jurisdiction of the Department of Housing and Urban Development. NHP is actively working to affect the policy decisions being made and to limit any detrimental effect on its portfolio. Depending on the final outcome of this process, however, operations at the Properties and/or the ability to sell or refinance under LIHPRHA could be affected.

All the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owners of the Properties. In the event of a default on these notes, the noteholders would re-assume both NHP's and the Partnerships's interests in the Local Limited Partnerships.
Notes related to the acquisition of Fairmeadows and Southridge had final maturity dates in 1994, and the notes related to Gates Mills and Hurbell IV had 1994 due dates but were extended for five years. All of the other notes have final maturity dates between 1997 and 1999.

In their audit report dated March 18, 1995, the Partnership's auditors added an additional "emphasis" paragraph to their report on the Partnership's 1994 and 1993 financial statements included in the Form 10-K. The comments made in the "emphasis" paragraph generally repeat disclosures made by the Partnership in the footnotes to the 1994 financial statements, primarily footnote 3. In the "emphasis" paragraph, the auditors stated "The Local Limited Partnerships do not have funds sufficient to retire these obligations," and "This event raises substantial doubt about the ability of these Partnerships to continue as going concerns." A loss of interests in these Local Limited Partnerships may cause the partners in the Partnership to incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation.

The Fairmeadows and Southridge notes finally matured on September 24, 1994 and October 18, 1994, respectively. The noteholders have not yet formally declared the notes in default. The General Partner has been negotiating with the noteholders to extend the maturity date of the

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



notes and to discount the notes in order that both the noteholders and the partners can receive a financial benefit from participation in LIHPRHA. To date, these negotiations have been unsuccessful. The General Partner has filed Notice of Intent to have Fairmeadows and Southridge participate in LIHPRHA and has begun processing the properties through the program. Should no agreement be reached, and the noteholders declare the notes in default, the Partnership may not be able to participate in the LIHPRHA program and may lose its interest in these Local Limited Partnerships.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. In prior years, results of operations of NHP Realty Fund I were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are noncash in nature. Because the investments in and advances to Local Limited Partnerships have been reduced to zero, the Partnership's share of the operations of the Local Limited Partnerships is no longer being recorded.

The Partnership's net loss decreased to $32,436 for the three months ended March 31, 1995 from a net loss of $33,143 for the three months ended March 31, 1994. Net loss per unit of limited partnership interest was $3 for the 11,519 units outstanding for both periods. The Partnership did not recognize $289,590 of its allocated share of losses from the ten Local Limited Partnerships for the three months ended March 31, 1995, as the Partnership's net carrying basis in these Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $91,020 between periods, primarily due to an increase in rental income and a decrease in operating expenses between periods.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                          ------------------------------------------
                          (Registrant)


                          By: The National Housing Partnership,
                              its sole General Partner


                          By: National Corporation for Housing
                              Partnerships, its sole General Partner



May 15, 1995              By: /s/ John M. Novack
- - - - - - - ------------                  -------------------------------------------------
                              John M. Novack
                              As Senior Vice President, Finance and Accounting,
                              and Chief Accounting Officer