Form 10-Q
period 1995-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 1995-08-14
CIK 731131

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION


                                                  June 30,                    December 31,
                                                    1995                          1994
                                             -------------------           ---------------------
                                    ASSETS
Cash and cash equivalents                        $    8,176                     $  47,636
Investments in and advances to
  Local Limited Partnerships (Note 2)                   -                             -
                                                  ---------                      --------

                                                 $    8,176                     $  47,636
                                                  =========                      ========
                       LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Administrative and reporting fee
    payable to General Partner (Note 3)          $  613,984                     $ 570,788
  Accrued expenses                                   21,750                        37,250
                                                  ---------                      --------
                                                    635,734                       608,038
                                                  ---------                      --------
Partners' deficit:
  General Partner -- The National
    Housing Partnership (NHP)                      (101,641)                     (100,969)
  Original Limited Partner --
    1133 Fifteenth Street Associates               (106,541)                     (105,869)
  Other Limited Partners -- 11,519
    investment units                               (419,376)                     (353,564)
                                                  ---------                      --------
                                                   (627,558)                     (560,402)
                                                  ---------                      --------
                                                 $    8,176                     $  47,636
                                                  =========                      ========





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS


                                                 Three Months Ended June 30,             Six Months Ended June 30,
                                            ---------------------------------       ------------------------------------
                                                 1995              1994                   1995                1994
                                            --------------    ---------------       ----------------    ----------------
REVENUES:
   Distributions and repayments received
     in excess of investment in and
     advances to Local Limited Partnerships    $    -              $91,746             $    -              $ 91,746
   Interest income                                  112                511                  771                 798
                                                -------             ------              -------             -------

                                                    112             92,257                  771              92,544
                                                -------             ------              -------             -------

COSTS AND EXPENSES:
   Loss on investment in Local
     Limited Partnerships (Note 2)                  -                  -                    -                 2,300
  Administrative and reporting fees
   to General Partner (Note 3)                   21,598             21,598               43,196              43,196
  Other operating expenses                       13,234             12,496               24,731              22,028
                                                -------             ------              -------             -------

                                                 34,832             34,094               67,927              67,524
                                                -------             ------              -------             -------

NET PROFIT (LOSS)                              $(34,720)           $58,163             $(67,156)           $(25,020)
                                                -------             ------              -------             -------

NET PROFIT (LOSS) ASSIGNABLE TO
  LIMITED PARTNERS                             $(34,024)           $57,000             $(65,812)           $ 24,520
                                                =======             ======              =======             =======

NET PROFIT (LOSS) PER LIMITED
  PARTNERSHIP INTEREST                         $     (3)           $     5             $     (6)           $      2
                                                =======             ======              =======             =======





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT


                                                    The National         1133
                                                      Housing          Fifteenth          Other
                                                    Partnership         Street           Limited
                                                       (NHP)          Associates        Partners          Total
                                                   -------------      ----------        --------          -----
Deficit at January 1, 1995                           $(100,969)      $(105,869)       $(353,564)       $(560,402)

Net loss -- six months ended
   June 30, 1995                                          (672)           (672)         (65,812)         (67,156)
                                                    ----------     -----------         --------         --------
Deficit at June 30, 1995                             $(101,641)      $(106,541)       $(419,376)       $(627,558)
                                                    ==========     ===========         ========         ========
Percentage interest at
   June 30, 1995                                             1%              1%              98%             100%
                                                    ==========     ===========         ========         ========
                                                            (A)             (B)              (C)

(A) General Partner

(B) Original Limited Partner

(C) Consists of 11,519 investments units of 0.0085% held by 1,110 investors





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS


                                                                                        Six Months
                                                                                      Ended June 30,
                                                                             --------------------------------
                                                                                 1995                1994
                                                                                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Distributions received in excess of investment in and advances to
      Local Limited Partnerships                                             $     -             $ 91,746
    Interest received                                                              771                798
    Operating expenses paid                                                    (40,231)           (36,528)
    Administrative and reporting fees paid to General Partner                      -              (82,996)
                                                                              --------            -------

    Net cash used in operating activities                                      (39,460)           (26,980)
                                                                              --------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Advances to Local Limited Partnerships                                         -               (2,300)
                                                                              --------           --------
    Net decrease in cash and cash equivalents                                  (39,460)           (29,280)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  47,636             86,538
                                                                              --------             ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   8,176           $ 57,258
                                                                              ========             ======

RECONCILIATION OF NET PROFIT (LOSS) TO NET CASH
  USED IN OPERATING ACTIVITIES:
    Net (loss) profit                                                        $ (67,156)          $ 25,020
                                                                              --------             ------
    Adjustments to reconcile net loss to net cash used in operating activities:
        Loss on investment in Local Limited Partnerships                           -                2,300
        Increase (decrease) in administrative and reporting fees payable        43,196            (39,800)
        Decrease in other accrued expenses                                     (15,500)           (14,500)
                                                                              --------            -------

          Total adjustments                                                     27,696            (52,000)
                                                                              --------            -------
    Net cash used in operating activities                                    $ (39,460)          $(26,980)
                                                                              ========            =======





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

(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



         Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of June 30, 1995 and December 31, 1994, investments in all ten Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $665,651 and $694,979 of losses from Local Limited Partnerships during the six months ended June 30, 1995 and 1994, respectively. As of June 30, 1995 and December 31, 1994, the Partnership has not recognized a total of $12,142,060 and $11,476,409, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at June 30, 1995 and December 31, 1994. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         During the six months ended June 30, 1994, the Partnership advanced $2,300 of working capital to two Local Limited Partnerships, while no advances of working capital were made by the Partnership during the six months ended June 30, 1995. These advances were charged to operations as loss on investment in Local Limited Partnerships. No repayments of advances were made to the Partnership during the six months ended June 30, 1995 and 1994. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $297,500 as of June 30, 1995.

         The following are combined statements of operations for the three months and six months ended June 30, 1995 and 1994, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



                       COMBINED STATEMENTS OF OPERATIONS


                                    Three Months Ended June 30,               Six Months Ended June 30,
                                    ---------------------------               -------------------------
                                      1995                1994                1995                 1994
                                      ----                ----                ----                 ----
 Rental income                    $ 1,812,967         $ 1,730,212          $ 3,599,500         $ 3,453,164
 Other income                          76,939              48,193              124,191             124,574
                                   ----------          ----------           ----------          ----------

    Total income                    1,889,906           1,778,405            3,723,691           3,577,738
                                   ----------          ----------           ----------          ----------

 Operating expenses                 1,164,106           1,144,142            2,314,677           2,391,047
 Interest, taxes and
   insurance                          835,949             680,884            1,508,296           1,309,634
 Depreciation                         270,313             271,537              574,339             580,137
                                   ----------          ----------           ----------          ----------

    Total expenses                  2,270,368           2,096,563            4,397,312           4,280,818
                                   ----------          ----------           ----------          ----------

 Net loss                         $  (380,462)        $  (318,158)         $  (673,621)        $  (703,080)
                                   ==========          ==========           ==========          ==========

 National Housing
   Partnership Realty
   Fund I share of losses         $  (376,061)        $  (314,369)         $  (665,651)        $  (694,979)
                                   ==========          ==========           ==========          ==========


(3)   TRANSACTIONS WITH THE GENERAL PARTNER

       During the six month periods ended June 30, 1995 and 1994, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $43,196 for services provided to the Partnership. The Partnership made payments of $82,996 to the General Partner for these fees during the six months ended June 30, 1994. No payments for these fees were made during the six months ended June 30, 1995. The amount due the General Partner by the Partnership was $613,984 and $570,788 at June 30, 1995 and December 31, 1994,
       respectively.

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

Net cash used in operations for the six months ended June 30, 1995 was $39,460 as compared to cash used in operations of $26,980 for the six months ended June 30, 1994. The increase in cash used in operations resulted from a decrease in distributions received in excess of investment in and advances to Local Limited Partnerships, offset by a decrease of $82,996 of administrative and reporting fees paid to the General Partner and an increase in operating expenses paid during the six months ended June 30, 1995 compared to the six months ended June 30, 1994.

During the six months ended June 30, 1994, the Partnership advanced $2,300 to two of the Local Limited Partnerships for working capital. No advances were made during the six months ended June 30, 1995. At June 30, 1995, the combined amount carried by the Local Limited Partnerships, as due to the Partnership, amounted to $297,500. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 1995, investments in all Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. There were no cash distributions during the six months ended June 30, 1995. Cash distributions of $91,746 from three Local Limited Partnerships were received during the six months ended June 30, 1994. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $8,176 at June 30, 1995. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 1995, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at June 30, 1995, plus any distributions from the underlying operations of the combined Local

Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year.

The Partnership currently owes the General Partner $613,984 for administrative and reporting services performed. During the six months ended June 30, 1994, the Partnership paid $82,996 for these fees to the General Partner. This payment was made with distributions received from the Local Limited Partnerships. No payments for these fees were made during the six months ended June 30, 1995. The future payment of these unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

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

All the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owners of the Properties. In the event of a default on these notes, the noteholders would re-assume both NHP's and the Partnership's interests in the Local Limited Partnerships. Notes related to the acquisition of Fairmeadows and Southridge had final maturity dates in 1994, and the notes related to Gates Mills and Hurbell IV had 1994 due dates but were extended for five years. All of the other notes have final maturity dates between 1997 and 1999.

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

The Fairmeadows and Southridge notes finally matured on September 24, 1994 and October 18, 1994, respectively. The noteholders have not yet formally declared the notes in default. The General Partner has been negotiating with the noteholders to extend the maturity date of the notes and to discount the notes in order that both the noteholders and the partners can receive a financial benefit from participation in LIHPRHA. To date, these negotiations have been unsuccessful. The General Partner has filed Notice of Intent to have Fairmeadows and Southridge participate in LIHPRHA and has begun processing the properties through the program. Should no agreement be reached, and the noteholders declare the notes in default, the Partnership may not be able to participate in the LIHPRHA program and may lose its interest in these Local Limited Partnerships.

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

The Partnership incurred a net loss of $65,812 for the six months ended June 30, 1995, compared to a net profit of $25,020 for the six months ended June 30, 1994. Net loss per unit of limited partnership interest was $6 compared to a net profit per unit of $2 for the 11,519 units outstanding for both periods. The increase in net loss was primarily due to the decrease in distributions received in excess of investment in and advances to Local Limited Partnerships. The Partnership did not recognize $665,651 of its allocated share of losses from the ten Local Limited Partnerships for the six months June 30, 1995, as the Partnership's net carrying basis in these Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $29,328 between periods, primarily due to an increase in rental income partially offset by an increase in operating expenses between periods.

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



                      NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                      ------------------------------------------
                      (Registrant)


                      By:     The National Housing Partnership,
                              its sole General Partner


                      By:     National Corporation for Housing
                              Partnerships, its sole General Partner



August 12, 1995       By:                       /s/
---------------               --------------------------------------------------
                              John M. Novack
                              As Senior Vice President, Finance and Accounting,
                              and Chief Accounting Officer