Form 10-Q
period 1995-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 1995-11-13
CIK 731131

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

Yes   X         No
   ------         ------

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION


                                                  September 30,                December 31,
                                                       1995                        1994
                                                  -------------                ------------
                          ASSETS
                          ------
Cash and cash equivalents                         $   6,780                       $  47,636
Investments in and advances to
  Local Limited Partnerships (Note 2)                    -                               -
                                                 ----------                       ---------

                                                  $   6,780                       $  47,636
                                                 ==========                       =========

       LIABILITIES AND PARTNERS' DEFICIT
       ---------------------------------
Liabilities:
  Administrative and reporting fee
   payable to General Partner (Note 3)            $ 635,582                       $ 570,788
  Accrued expenses                                   30,750                          37,250
                                                 ----------                       ---------
                                                    666,332                         608,038
                                                 ----------                       ---------
Partners' deficit:
  General Partner -- The National
   Housing Partnership (NHP)                       (101,960)                       (100,969)
  Original Limited Partner --
   1133 Fifteenth Street Associates                (106,860)                       (105,869)
  Other Limited Partners -- 11,519
   investment units                                (450,732)                       (353,564)
                                                 ----------                       ---------
                                                   (659,552)                       (560,402)
                                                 ----------                       ---------
                                                  $   6,780                       $  47,636
                                                 ==========                       =========





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS


                                               Three Months Ended September 30,        Nine Months Ended September 30,
                                               --------------------------------        -------------------------------
                                                   1995                1994                1995               1994
                                               ------------         -----------        -----------        ------------
REVENUES:
   Distributions and repayments received
     in excess of investment in and
     advances to Local Limited Partnerships   $    -               $    -               $    -              $ 91,746
   Interest income                                  259                  139                1,030                937
                                              ---------            ---------            ---------           --------

                                                    259                  139                1,030             92,683
                                              ---------            ---------            ---------           --------

COSTS AND EXPENSES:
   Loss on investment in Local
     Limited Partnerships (Note 2)                 -                    -                    -                 2,300
   Administrative and reporting fees
     to General Partner (Note 3)                 21,598               21,598               64,794             64,794
   Other operating expenses                      10,655                9,858               35,386             31,886
                                              ---------            ---------            ---------           --------

                                                 32,253               31,456              100,180             98,980
                                              ---------            ---------            ---------           --------

NET LOSS                                      $ (31,994)           $ (31,317)           $ (99,150)          $ (6,297)
                                              ---------            ---------            ---------           --------

NET LOSS ASSIGNABLE TO
  LIMITED PARTNERS                            $ (31,356)           $ (30,691)           $ (97,168)          $ (6,171)
                                              =========            =========            =========           ========

NET LOSS PER LIMITED
  PARTNERSHIP INTEREST                        $      (3)           $      (3)           $      (8)          $     (1)
                                              =========            =========            =========           ========





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT


                                       The National         1133
                                         Housing          Fifteenth         Other
                                       Partnership         Street          Limited
                                          (NHP)          Associates       Partners          Total
                                      -------------      ----------       --------          -----
Deficit at January 1, 1995              $(100,969)      $(105,869)       $(353,564)       $(560,402)
Net loss -- nine months ended
   September 30, 1995                        (991)           (991)         (97,168)         (99,150)
                                        ---------       ---------        ---------        ---------
Deficit at September 30, 1995           $(101,960)      $(106,860)       $(450,732)       $(659,552)
                                        =========       =========        =========        =========
Percentage interest at
   September 30, 1995                           1%              1%              98%             100%
                                        ==========      ==========       ==========       ==========
                                               (A)             (B)              (C)

(A) General Partner
(B) Original Limited Partner
(C) Consists of 11,519 investments units of 0.0085% held by 1,113 investors





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS


                                                                                          Nine Months
                                                                                      Ended September 30,
                                                                             -----------------------------------
                                                                                  1995                1994
                                                                                  ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Distributions received in excess of investment in and advances to
     Local Limited Partnerships                                              $      -                $ 91,746
    Interest received                                                            1,030                    937
    Operating expenses paid                                                    (41,886)               (39,486)
    Administrative and reporting fees paid to General Partner                       -                 (82,996)
                                                                             ---------                -------

    Net cash used in operating activities                                      (40,856)               (29,799)
                                                                             ---------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Advances to Local Limited Partnerships                                          -                  (2,300)
                                                                             ---------               --------

    Net decrease in cash and cash equivalents                                  (40,856)               (32,099)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  47,636                 86,538
                                                                             ---------               --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   6,780               $ 54,439
                                                                             =========               ========
RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES:
    Net loss                                                                 $ (99,150)              $ (6,297)
                                                                             ---------               --------
    Adjustments to reconcile net loss to net cash used in operating activities:
       Loss on investment in Local Limited Partnerships                           -                     2,300
       Increase (decrease) in administrative and reporting fees payable         64,794                (18,202)
       Decrease in other accrued expenses                                       (6,500)                (7,600)
                                                                             ---------               --------
          Total adjustments                                                     58,294                (23,502)
                                                                             ---------               --------
    Net cash used in operating activities                                    $ (40,856)              $(29,799)
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

(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships'

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS




         losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of September 30, 1995 and December 31, 1994, investments in all ten Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $1,145,734 and $1,088,360 of losses from Local Limited Partnerships during the nine months ended September 30, 1995 and 1994, respectively. As of September 30, 1995 and December 31, 1994, the Partnership has not recognized a total of $12,622,143 and $11,476,409, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at September 30, 1995 and December 31, 1994. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         During the nine months ended September 30, 1994, the Partnership advanced $2,300 of working capital to two Local Limited Partnerships, while no advances of working capital were made by the Partnership during the nine months ended September 30, 1995. These advances were charged to operations as loss on investment in Local Limited Partnerships. No repayments of advances were made to the Partnership during the nine months ended September 30, 1995 and 1994. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $297,500 as of September 30, 1995.

         The following are combined statements of operations for the three months and nine months ended September 30, 1995 and 1994, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS




                       COMBINED STATEMENTS OF OPERATIONS


                                        Three Months Ended                       Nine Months Ended
                                             September 30,                           September 30,
                              --------------------------------------  ---------------------------------------
                                     1995                1994                1995                 1994
                                     ----                ----                ----                 ----

Rental income                    $ 1,770,108         $ 1,754,732          $ 5,369,608         $ 5,207,896
Other income                          54,211              42,583              178,402             167,157
                                  ----------          ----------           ----------          ----------

   Total income                    1,824,319           1,797,315            5,548,010           5,375,053
                                  ----------          ----------           ----------          ----------

Operating expenses                 1,295,071           1,210,649            3,609,748           3,601,696
Interest, taxes and
  insurance                          716,128             688,311            2,224,424           1,997,945
Depreciation                         298,698             296,311              873,037             876,448
                                  ----------          ----------           ----------          ----------

   Total expenses                  2,309,897           2,195,271            6,707,209           6,476,089
                                  ----------          ----------           ----------          ----------

Net loss                         $  (485,578)        $  (397,956)         $(1,159,199)        $(1,101,036)
                                  ==========          ==========           ==========          ==========

National Housing
  Partnership Realty
  Fund I share of losses         $  (480,083)        $  (393,381)         $(1,145,734)        $(1,088,360)
                                  ==========          ==========           ==========          ==========


(3)    TRANSACTIONS WITH THE GENERAL PARTNER

       During the nine month periods ended September 30, 1995 and 1994, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $64,794 for services provided to the Partnership. The Partnership made payments of $82,996 to the General Partner for these fees during the nine months ended September 30, 1994. No payments for these fees were made during the nine months ended September 30, 1995. The amount due the General Partner by the Partnership was $635,582 and $570,788 at September 30, 1995 and December 31, 1994, respectively.

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

Net cash used in operations for the nine months ended September 30, 1995 was $40,856 as compared to cash used in operations of $29,799 for the nine months ended September 30, 1994. The increase in cash used in operations resulted from a decrease in distributions received in excess of investment in and advances to Local Limited Partnerships, offset by a decrease of $82,996 of administrative and reporting fees paid to the General Partner and an increase in operating expenses paid during the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994.

During the nine months ended September 30, 1994, the Partnership advanced $2,300 to two of the Local Limited Partnerships for working capital. No advances were made during the nine months ended September 30, 1995. At September 30, 1995, the combined amount carried by the Local Limited Partnerships, as due to the Partnership, amounted to $297,500. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 1995, investments in all Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. There were no cash distributions during the nine months ended September 30, 1995. Cash distributions of $91,746 from three Local Limited Partnerships were received during the nine months ended September 30, 1994. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $6,780 at September 30, 1995. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30,

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




1995, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at September 30, 1995, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $635,582 for administrative and reporting services performed. During the nine months ended September 30, 1994, the Partnership paid $82,996 for these fees to the General Partner. This payment was made with distributions received from the Local Limited Partnerships. No payments for these fees were made during the nine months ended September 30, 1995. The future payment of these unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

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

Congress and the Administration are currently considering various proposals to significantly reduce or eliminate funding for the LIHPRHA program, and to restructure various federal housing programs under the jurisdiction of the Department of Housing and Urban Development (HUD). NHP is actively working to affect the policy decisions being made and to limit any detrimental effect on its portfolio. Depending on the final outcome of this process, however, operations at the Properties and/or the ability to sell or refinance under LIHPRHA could be affected.

All the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owners of the Properties. In the event of a default on these notes, the noteholders would assume ownership of both NHP's and the Partnership's interests in the Local Limited Partnerships. Notes related to the acquisition of Fairmeadows and Southridge had final maturity dates in 1994, and the notes related to Gates Mills and Hurbell IV had 1994 due dates but were extended for five years. All of the other notes have final maturity dates between 1997 and 1999.

In their audit report dated March 18, 1995, the Partnership's auditors added an additional "emphasis" paragraph to their report on the Partnership's 1994 and 1993 financial statements included in the Form 10-K. The comments made in the "emphasis" paragraph generally repeat

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




disclosures made by the Partnership in the footnotes to the 1994 financial statements, primarily footnote 3. In the "emphasis" paragraph, the auditors stated "Two of the Local Limited Partnerships, Fairmeadows and Southridge, carry deferred acquisition notes which matured in 1994, and have not been extended." The auditors further stated that "The Local Limited Partnerships do not have funds sufficient to retire these obligations," and "This event raises substantial doubt about the ability of these Partnerships to continue as going concerns." A loss of interests in these Local Limited Partnerships may cause the partners in the Partnership to incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation.

The Fairmeadows and Southridge notes became due on September 24, 1994 and October 18, 1994, respectively. The noteholders have not yet formally declared the notes in default. The General Partner has been negotiating with the noteholders to extend the maturity date of the notes and to discount the notes in order that both the noteholders and the partners can receive a financial benefit from participation in LIHPRHA. To date, these negotiations have been unsuccessful. The General Partner has filed Notice of Intent to have Fairmeadows and Southridge participate in LIHPRHA and has begun processing the properties through the program. Should no agreement be reached, and the noteholders declare the notes in default, the Partnership may not be able to participate in the LIHPRHA program and may lose its interest in these Local Limited Partnerships.

On October 2, 1995, Village Green and Forest Green Limited Partnerships entered into Note Purchase and Sale Agreements ("Agreements") for the discounted purchase of the deferred acquisition notes due to the original owners of these Properties. The Agreements require two installment payments totaling $175,000 for the purchase of each of the notes. The initial installment payments of $120,000 each were made upon execution of the Agreements on October 2, 1995.
On October 2, 1995, the Partnership advanced $79,625 and $15,605 to Village Green and Forest Green, respectively, to enable the properties to make the first installment payments. The final installment of $55,000 each is due May 1, 1996 (with the Properties retaining an option to extend payment to June 3, 1996). It is projected that Village Green and Forest Green will have sufficient surplus cash from 1995 operations to fully cover the final installment payment. The notes remain in effect until the final installment payment is made. The balances of the deferred acquisition notes at September 30, 1995 were $717,622 and $712,508 with accrued interest of $794,250 and $788,589 for Village Green and Forest Green, respectively.

Upon payment of the final installments during 1996, the Partnership will recognize income from the extinguishment of debt for income tax purposes and for financial reporting in accordance with generally accepted accounting principles. For tax purposes, it is expected that the 1996 gain arising from the discounted pay-off of these notes will be approximately equal to the 1996 passive losses generated by the operations of the properties in the Partnership. Should actual 1996 passive losses

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




from operations be less than currently anticipated, the partners may have sufficient suspended passive losses to fully offset the resulting net passive income. However, the impact of these tax consequences is also dependent upon each partner's individual tax situation.

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

The Partnership incurred a net loss of $99,150 for the nine months ended September 30, 1995, compared to a net loss of $6,297 for the nine months ended September 30, 1994. Net loss per unit of limited partnership interest was $8 compared to a net loss per unit of $1 for the 11,519 units outstanding for both periods. The increase in net loss was primarily due to the decrease in distributions received in excess of investment in and advances to Local Limited Partnerships. The Partnership did not recognize $1,145,734 of its allocated share of losses from the ten Local Limited Partnerships for the nine months September 30, 1995, as the Partnership's net carrying basis in these Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $57,374 between periods, primarily due to an increase in operating expenses partially offset by an increase in rental income between periods.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                                 (Registrant)


                                 By: The National Housing Partnership,
                                     its sole General Partner


                                 By: National Corporation for Housing
                                     Partnerships, its sole General Partner



November 10, 1995                By: /s/ Jeffrey J. Ochs
                                     -------------------------------------
                                     Jeffrey J.Ochs
                                     As Vice President, Finance and Accounting,
                                     and Chief Accounting Officer