Form 10-K
period 1995-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 1996-03-29
CIK 731131

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K
                                ANNUAL REPORT


                   PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1995...... Commission file number 0-13465
                          -----------------                              -------


 NATIONAL HOUSING PARTNERSHIP REALTY FUND I (A MARYLAND LIMITED PARTNERSHIP)
 ---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



                     MARYLAND                            52-1358879
                     --------                            ----------
          (State or other Jurisdiction of              I.R.S. Employer
          incorporation or organization)             Identification No.)


         1225 EYE STREET, N.W. WASHINGTON, D.C.             20005
         --------------------------------------             -----
        (Address of principal executive offices)          (Zip Code)




Registrant's telephone number, including area code:           (202) 347-6247
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                              ----

Securities registered pursuant to Section 12(g) of the Act:   11,519 LIMITED
                                                              PARTNERSHIP
                                                              INTERESTS
                                                              --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days. Yes   X    No
                                                   ---      ---

The registrant is a partnership. Accordingly, no voting stock is held by non-affiliates of the registrant.

Documents incorporated by reference.   NONE
                                       ----

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                          1995 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS


                                     PART I


                                                                                            Page
                                                                                            ----
        Item 1.       Business                                                                2
        Item 2.       Properties                                                              6
        Item 3.       Legal Proceedings                                                       5
        Item 4.       Submission of Matters to a Vote of Security Holders                     5

                                    PART II

        Item 5.       Market for the Registrant's Partnership
                        Interests and Related Partnership Matters                             6
        Item 6.       Selected Financial Data                                                 6
        Item 7.       Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                   6
        Item 8.       Financial Statements and Supplementary Data                             9
        Item 9.       Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure                               27

                                    PART III

        Item 10.      Directors and Executive Officers of the Registrant                     28
        Item 11.      Executive Compensation                                                 30
        Item 12.      Security Ownership of Certain Beneficial
                        Owners and Management                                                31
        Item 13.      Certain Relationships and Related Transactions                         31

                                    PART IV

        Item 14.      Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K                                                  32

                                     PART I


Item 1. Business

        National Housing Partnership Realty Fund I (A Maryland Limited Partnership) (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act as of October 21, 1983. On May 25, 1984, the Partnership commenced offering 20,000 limited partnership interests, at a price of $1,000 per interest, through a public offering registered with the Securities and Exchange Commission (the Offering). The Offering was managed by Dean Witter Reynolds, Inc. and was terminated on November 29, 1984, with subscriptions for 11,519 limited partnership interests.

        The General Partner with a 1% interest in the Partnership is The National Housing Partnership (NHP), a District of Columbia limited partnership, whose sole general partner (0.2%) is National Corporation for Housing Partnerships (NCHP). Following a corporate reorganization in August 1995, which involved an initial public offering of NHP Incorporated's management-related service companies (the "Reorganization"), the remaining 99.8% of NHP's limited partnership interest is owned by NHP Partners Two Limited Partnership (Partners Two), a Delaware limited partnership. NCHP is wholly owned by NHP Partners, Inc. (Partners), a Delaware corporation. Notwithstanding the Reorganization, control of NCHP, Partners Two and Partners remains with Demeter Holdings Corporation (a Massachusetts nonprofit corporation, which is wholly-owned/controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation created by the constitution of Massachusetts), Capricorn Investors, L.P. (a Delaware investment limited partnership, whose general partner is Capricorn Holdings, G.P., a Delaware general partnership), and J. Roderick Heller, III (Chairman, President and Chief Executive Officer of NCHP and Partners).

        The Original Limited Partner of the Partnership is 1133 Fifteenth Street Associates, a District of Columbia limited partnership, whose general partner is NHP and whose limited partners were key employees of NCHP at the time the Partnership was formed. The Original Limited Partner holds a 1% interest in the Partnership.

        The remaining 98% limited partnership interests in the Partnership are held by the investors who subscribed to the Offering.

        The Partnership's business is to hold limited partnership interests in ten limited partnerships (Local Limited Partnerships), each of which owns and operates multi-family rental housing properties (Properties) which receive one or more forms of assistance from the Federal Government.

        The Partnership acquired interests in the Local Limited Partnerships from sellers who originally developed the Properties. In each instance, NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements.

        The Partnership's investment objectives are to:

        (1)     preserve and protect Partnership capital;

        (2) provide current tax benefits to Limited Partners to the extent permitted by law, including, but not limited to, deductions that Limited Partners may use to offset otherwise taxable income from other sources;

        (3) provide capital appreciation through increase in value of the Partnership's investments, subject to considerations of capital preservation and tax planning; and

        (4) provide potential cash distributions from sales or refinancings of the Partnership's investments and, on a limited basis, from operations.

        The Partnership does not have any employees. Services are performed for the Partnership by the General Partner and agents retained by it.

        The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:


           SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
        IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND I HAS AN INVESTMENT

                                                                      Units Authorized     Units Occupied as a
                                                  Financed, Insured      for Rental        Percentage of  Total
         Property Name, Location and    Number     and Subsidized      Assistance Under          Units as of
                Partnership Name       of Units        Under             Section 8 (B)      December 31, 1995
-------------------------------------  --------  ------------------   -----------------     -------------------
Fairmeadows                               200           (A)                 90                        94%
   Duncanville, Texas
   (Fairmeadows Limited Partnership)
Forest Green                              100           (A)                 85                        95%
   Gainesville, Florida
   (Forest Green Limited Partnership)
Howard F. Robbins Tower                   191           (A)                183                        100%
   Mayfield Heights, Ohio
   (Gates Mills I Limited
   Partnership)
Lakeview Apartments                       100           (A)                 95                        99%
   Fresno, California
   (Griffith Limited Partnership)
Northgate Village                         150           (A)                 49                        99%
   Columbus, Georgia
   (Northgate Village Limited
   Partnership)
Parker Square                             175           (A)                140                        98%
   Houston, Texas
   (Southward Limited Partnership)
San Jose                                  220           (A)                220                        100%
   San Antonio, Texas
   (San Jose Limited Partnership)
Southridge                                232           (A)                174                        99%
   Austin, Texas
   (Southridge apartments Limited
   Partnership)
Talladega Downs                           100           (A)                100                        100%
   Talladega, Alabama
   (Hurbell IV Limited Partnership)
Village Green                             100           (A)                 77                        97%
   Gainesville, Florida
   (Village Green Limited
   Partnership)


(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)      Section 8 of Title II of the Housing and Community Development Act of
         1974.

        Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Properties from market competition. Fairmeadows and Lakeview Apartments Section 8 subsidy contracts covering 90 and 60 units, respectively, are scheduled to expire in September 1996. Additionally, Gates Mills I and Hurbell IV have contracts for 107 and 60 units, respectively, scheduled to expire in June, 1996. In January 1996, President Clinton signed into law H.R. 2880. This legislation includes a provision that requires HUD to provide a one-year renewal for Section 8 contracts scheduled to expire during the first nine months of 1996. All other Section 8 contracts are scheduled to expire between 1997 and 2003.

        On August 1, 1989, an order was entered in the condemnation proceeding before the Superior Court of Muscogee County, Georgia, condemning a portion of Northgate Village Apartments' land for a city right of way to build a road. The city of Columbus, Georgia, has released damage proceeds of approximately $84,500 to the mortgage lender, Federal National Mortgage Association (FNMA), which have been placed in an escrow account which the property can draw upon to cover the cost of repairs and construction related to damages resulting from the condemnation. As of December 31, 1994, $66,999 had been drawn from the escrow to cover the cost of engineering studies for the damage repair work at the site, reconstruction of one of the property's parking areas, relocating dumpster pads, resurfacing the parking lot and stripe painting. During 1995, the remaining $17,501 was released to the property for final repairs to the parking lot.

        Operations at all other Properties were generally satisfactory during the period.

        NCHP was a significant participant in the drafting and passage of the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). LIHPRHA creates a procedure under which owners of properties assisted under the HUD Section 236 or 221(d)(3) program may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. Virtually all of the Local Limited Partnership Properties may be eligible for these incentives; however, not all may benefit from the particular incentives provided for under LIHPRHA. The appropriation for the Department of Housing and Urban Development (which administers LIHPRHA) for the 1996 fiscal year has not yet been approved, and NHP management expects that funding for the 1996 fiscal year, if approved, will be limited. Management also expects that funding for LIHPRHA is unlikely to be renewed in future fiscal years. Anticipating these developments, Notices of Intent to participate in the LIHPRHA program have been filed for Fairmeadows, Southridge, Gates Mills I, Northgate, San Jose and Talladega. All filings except San Jose are in the early stages of processing, and only San Jose is anticipated to be in a position to receive incentives. Depending on the outcome of this process, the ability of the Partnership to sell or refinance any of the Local Limited Partnership Properties under LIHPRHA could be adversely affected.

        As discussed in Note 7 to the combined financial statements, all of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due the original owner of each Property. With the exception of Fairmeadows and Southridge, these notes will reach final maturity between 1997 and 1999. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. In the event of a default on the notes, the noteholders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

        The Fairmeadows and Southridge notes finally matured on September 24, 1994 and October 18, 1994, respectively. The noteholders have not yet formally declared the notes in default. The General Partner has been negotiating with the noteholders to extend the maturity date of the notes and to discount the notes to protect the Partnership's interest. To date, these negotiations have been unsuccessful. Should no agreement be reached, and the noteholders declare the notes in default, the Partnership may lose its interest in these Local Limited Partnerships. Should the Partnership lose its interest in the Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation.

        On October 2, 1995, Forest Green and Village Green Limited Partnerships entered into a discount buyout agreement for early settlement of their deferred acquisition notes and related accrued interest payable. The agreements provide for a total buyout amount of $175,000 per Partnership, payable in two installments. The first installments of $120,000 each, which were applied against accrued interest on deferred acquisition note payable, were paid upon execution of the agreements. The final installments of $55,000 each are due on or before May 1, 1996. The Local Limited Partnerships have the option of extending the due date of the final installment to June 3, 1996. The first installments were paid with $104,395 and $40,375, respectively, in available surplus cash and $15,605 and $79,625, respectively in proceeds from a General Partner loan (see Note 3 to the Partnership's financial statements).

        The Forest Green Local Limited Partnership anticipates paying the final installments with surplus cash generated during 1995. Village Green Local Limited Partnership, however, did not generate sufficient surplus cash during 1995 to fully fund the final installment and will require a loan from the Partnership of $23,709 to complete the payment of the final installment. Upon payment of the final installment, the balances of the total deferred acquisition notes payable and related accrued interest ($1,398,910 and $1,409,813, respectively, as of December 31, 1995) will be relieved. The deferred acquisition notes will remain in full force and effect until the final installments are paid. If the final installments are not made before the due date, the buyout agreements are terminated and the deferred acquisition notes will remain in force through their original maturity date of September 6, 1999.

        The following details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 1995.


                            NHP Realty Fund I  Cost of                        Deferred Acquisition
                             Percentage        Ownership                            Notes and
           Partnership        Interest         Interest     Mortgage Notes      Accrued Interest
------------------------ -------------------- ------------  --------------      -----------------
Fairmeadows L.P                  99%           $1,090,611      $2,039,230          $4,576,743
Forest Green L.P.                99%              419,918         986,535           1,398,910
Gates Mills I L.P.               98%            1,560,737       2,292,209           5,666,575
Griffith L.P.                    99%              631,329       1,028,553           2,404,166
Northgate Village L.P.           99%              620,869       1,424,749           2,076,580
Southward L.P.                   99%              916,991       1,585,444           3,235,920
San Jose L.P.                    99%            1,155,959       2,123,013           3,624,152
Southridge Apts L.P.             99%            1,343,517       2,364,728           4,802,535
Hurbell IV L.P.                  99%              372,361       1,100,720           1,300,246
Village Green L.P.               99%              429,704         908,957           1,409,813

Item 2. Properties

        See Item 1 for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships.

Item 3. Legal Proceedings

        The Partnership is not involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted.

                                    PART II

Item 5. Market for the Registrant's Partnership Interests and Related Partnership Matters

        (a) Interests in the Partnership were sold through a public offering managed by Dean Witter Reynolds, Inc. There is no established market for resale of interests in the Partnership. Accordingly, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.

        (b) As of December 31, 1995, there were 1,108 registered holders of limited partnership interests (in addition to 1133 Fifteenth Street Associates - See Item 1).

        (c) No cash dividends or distributions have been declared from the inception of the Partnership to December 31, 1995.

Item 6.  Selected Financial Data

                                                                Year Ended December 31,
                                         -----------------------------------------------------------------
                                            1995         1994           1993           1992          1991
                                            ----         ----           ----           ----          ----
Share of losses from Local Limited
   Partnerships (A)                      $     -      $     -        $     -        $     -       $     -
Other revenue and expenses:
   Interest income                          38,532        1,097          1,421          5,018         8,835
   Loss on investment in Local
     Limited Partnerships                  (95,230)      (2,300)      (295,200)           -             -
   Distributions received in excess of
     investment in Local Limited
     Partnerships                           65,099       91,746         20,600         13,393        30,851
   Partnership operating expenses         (135,627)    (139,341)      (134,575)      (120,221)     (138,920)
                                          --------     --------       --------       --------      --------

Net loss                                 $(127,226)   $ (48,798)     $(407,754)     $(101,810)    $ (99,234)
                                          ========     ========       ========       ========      ========

Loss per unit of limited partnership
  interest based on units outstanding
  during the period                      $     (11)   $      (4)     $     (35)     $      (9)    $      (8)
                                          ========     ========       ========       ========      ========

Total assets, at December 31             $  12,313    $  47,636      $  86,538      $ 405,150     $ 431,605
                                          ========     ========       ========       ========      ========
Cash distributions per unit of
  limited partnership interest           $     -      $     -        $     -        $     -       $     -
                                          ========     ========       ========       ========      ========

(A) The Partnership holds limited partnership interests in the Local Limited Partnerships, and since its liability for obligations is limited to its original investment, its investment account is not reduced below zero (creating a liability) for the investments in Local Limited Partnerships. As a result, during 1995, 1994, 1993, 1992 and 1991, $1,751,784, $1,604,334, $3,186,365, $1,413,722 and $1,531,646,
        respectively, of losses from ten Local Limited Partnerships have not been recognized by the Partnership.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

       The Properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

       Some of the Properties in which the Partnership has invested may be eligible to participate in LIHPRHA. LIHPRHA creates a procedure under which properties assisted under the HUD Section 236 or 221(d)(3) program may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing.

       All the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owners of the Properties. In the event of a default on these notes, the noteholders would re-assume both NHP's and the Partnership's interests in the Local Limited Partnerships. Notes related to the acquisition of Fairmeadows and Southridge had final maturity dates in 1994. All of the other notes have final maturity dates between 1997 and 1999.

       The Fairmeadows and Southridge notes finally matured on September 24, 1994 and October 18, 1994, respectively. The noteholders have not yet formally declared the notes in default. The General Partner has been negotiating with the noteholders to extend the maturity date of the notes and to discount the notes in order that both the noteholders and the partners can receive a financial benefit from participation in LIHPRHA. To date, these negotiations have been unsuccessful. The General Partner has filed Notice of Intent to have Fairmeadows and Southridge participate in LIHPRHA and has begun processing the properties through the program. Should no agreement be reached, and the noteholders declare the notes in default, these Local Limited Partnerships may not be able to participate in the LIHPRHA program and the Partnership may lose its interest in these Local Limited Partnerships. A loss of interests in these Local Limited Partnerships may cause the partners in the Partnership to incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation. There can be no assurance that the General Partner will be successful in its efforts to renegotiate the terms of these notes.

        On October 2, 1995, Forest Green and Village Green Limited Partnerships entered into a discount buyout agreement for early settlement of their deferred acquisition notes and related accrued interest payable. The agreements provide for a total buyout amount of $175,000 per Partnership, payable in two installments. The first installments of $120,000 each, which were applied against accrued interest on deferred acquisition note payable, were paid upon execution of the agreements. The final installments of $55,000 each are due on or before May 1, 1996. The Local Limited Partnerships have the option of extending the due date of the final installment to June 3, 1996. The first installments were paid with $104,395 and $40,375, respectively, in available surplus cash and $15,605 and $79,625, respectively in proceeds from a partner loan (see Note 3 to the Partnership's financial statements).

        The Forest Green and Village Green Local Limited Partnerships anticipate paying the final installments with surplus cash generated during 1995. If surplus cash is insufficient to pay the final installment, these Local Limited Partnerships anticipate obtaining a partner loan from the General Partner to make the final payment. Upon payment of the final installment, the balances of the total deferred acquisition notes payable and related accrued interest ($1,398,910 and $1,409,813, respectively, as of December 31, 1995) will be relieved. The deferred acquisition notes will remain in full force and effect until the final installments are paid. If the final installment is not made before the due date, the buyout agreements are terminated and the deferred acquisition notes will remain in force through their original maturity date of September 6, 1999.

        During 1995, the Partnership advanced $95,230 to two Local Limited Partnerships as discussed in the preceding paragraph. During 1994, the Partnership advanced $2,300 to Local Limited Partnerships by paying expenses on the behalf of the Local Limited Partnerships. During 1995 and 1994, there were no repayments of advances to the Partnership. During 1995, one Local Limited Partnership paid $37,561 of interest on advances to the Partnership. At December 31, 1995, the Partnership's working capital advances to Local Limited Partnerships amounted to $392,730. During 1993, the Partnership re-evaluated the timing of the collectibility of the advances, and determined, based on the Local Limited Partnerships' current operations, that such advances are not likely to be collected currently and, for accounting purposes, treated the advances balance as additional "Investment in Local Limited Partnerships." The advance balance was then reduced to zero, with a corresponding charge to operations (shown as "Loss on Investment in

Local Limited Partnerships" in the Statement of Operations) to reflect a portion of the cumulative unrecognized losses on investments. Advances to the Local Limited Partnerships remain due and payable to the Partnership.

        During 1995 and 1994, NHP advanced $39,049 and $9,553 to six Local Limited Partnerships for expenses incurred relating to potential sales or refinancing under LIHPRHA. During 1995 and 1994, one and two Local Limited Partnerships made payments of principal of $6,927 and $9,803 and interest of $1,749 and $890, respectively. Eight Local Limited Partnerships owe a total of $62,518 to NHP at December 31, 1995 and seven Local Limited Partnerships owed $30,396 to NHP at December 31, 1994. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%.

        Net cash provided by operations for the year ended December 31, 1995 was $47,950 compared to cash used in operations of $36,602 in 1994 and $23,412 in 1993. The increase in cash provided by operations from 1994 to 1995 was the result of no payments for administrative and reporting fees to the General Partner being made in 1995 compared to $82,996 paid in 1994. The increase in cash used in operations from 1993 to 1994 was a result of a payment to the General Partner for administrative and reporting fees made during 1994.

        Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, investment carrying values for each of the Local Limited Partnerships has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. Cash distributions were received from two Local Limited Partnerships during the years ended December 31, 1995 and 1994, respectively. Total cash distributions received were $53,142 and $91,746 for those years, respectively. The receipt of these distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

        During 1995, one Local Limited Partnership distributed $11,957 from surplus cash to the Partnership. At December 31, 1995, the distribution was not received by the Partnership. Thus, a distribution receivable was recorded by the Partnership for $11,957.

        Cash and cash equivalents amounted to $356 at December 31, 1995. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 1995, is dependent on distributions from recurring operations received from the Local Limited Partnerships, and proceeds from the sales or refinancings of the underlying properties. Total distributions received from Local Limited Partnerships decreased to $53,142 in 1995 from $91,746 in 1994 which was an increase from $20,600 in 1993. Cash on hand at December 31, 1995 coupled with projected distributions from Local Limited Partnerships should provide sufficient capital to fund the Partnership's operations during 1996.

        As of December 31, 1995, the Partnership owes the General Partner $657,180 for administrative and reporting services performed. During the year ended December 31, 1994, the Partnership paid $82,996 to the General Partner for administrative and reporting services. This payment was made with distributions received from the Local Limited Partnerships. No payments were made during 1995. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather, the payment of the unpaid administrative and reporting fees and other advances to the General Partner will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Results of Operations

        The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. Due to the use of the equity method of accounting as discussed in Note 1 to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the losses of the Local Limited Partnerships. As of December 31, 1995 and 1994, the Partnership had no carrying basis in any of the Local Limited Partnerships and reflected no share of losses for Local Limited Partnerships in 1995, 1994, and 1993.

        The Partnership's net loss increased to $127,226 in 1995 from a net loss of $48,798 in 1994. Net loss per unit of limited partnership interest approximated $11 and $4 for the year ended December 31, 1995 and 1994, respectively. The increase in the net loss was primarily due to the loss on the investment in advances to Local Limited Partnerships. The Partnership did not recognize $1,751,781 of its allocated share of losses from ten Local Limited Partnerships for the year ended December 31, 1995, as the Partnership's net carrying basis in them was reduced to zero in a prior year (see Note 3 to the Partnership's financial statements). The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $240,380 between years. The increase primarily was the result of an approximately $520,000 increase in interest on acquisition notes partially offset by an approximately $240,000 increase in rental revenues between years.

        The Partnership's net loss decreased to $48,798 in 1994 from a net loss of $407,754 in 1993. Net loss per unit of limited partnership interest approximated $4 and $35 for the year ended December 31, 1994 and 1993, respectively. The decrease in the net loss was primarily due to increase in distributions received in excess of investment in Local Limited Partnerships and a decrease in the loss on the investment in advances to Local Limited Partnerships. The Partnership did not recognize $1,604,334 of its allocated share of losses from ten Local Limited Partnerships for the year ended December 31, 1994, as the Partnership's net carrying basis in them was reduced to zero in a prior year (see Note 3 to the Partnership's financial statements). The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $1,874,934 between years. The decrease was the result of two Local Limited Partnerships, during 1993, recording a loss on reduction of carrying value of their respective rental property which totaled $1,900,000 as the estimated future undiscounted cash flows from operations and ultimate sale is less than the current net book value (discussed more fully in Note 3 to the Partnership's financial statements). No such losses were recorded during 1994.

Item 8. Financial Statements and Supplementary Data

        The financial statements and supplementary schedule of the Partnership are included on pages 10 through 25 of this report.

Independent Auditors' Report



To The Partners of
   National Housing Partnership Realty Fund I
Washington, D.C.


We have audited the accompanying statements of financial position of National Housing Partnership Realty Fund I (the Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1995, and the supporting schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Hurbell IV Limited Partnership and Gates Mills I Limited Partnership (investees of the Partnership) for the years ended December 31, 1995, 1994 and 1993. The Partnership's equity in the net assets of these investees has been reduced to zero in accordance with the equity method of accounting. The accompanying statement of operations includes $29,506 of revenue from distributions in excess of investment for these two investees for the year ended December 31, 1995. The financial statements do not include any equity, earnings or losses from these investees for the years ended December 31, 1994 and 1993. The financial statements of these investees were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to amounts included for these investees, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995 and 1994, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles, and the schedule referred to above presents fairly, in all material respects, when read in conjunction with the related financial statements, the information therein set forth.





Deloitte & Touche LLP
March 11, 1996
Washington, D.C.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                        STATEMENTS OF FINANCIAL POSITION


                                                                                   December 31,
                                                                    ----------------------------------------
                                                                           1995                   1994
                                                                           ----                   ----
                                    ASSETS
Cash and cash equivalents (Note 2)                                       $     356              $  47,636
Distribution receivable                                                     11,957                    -
Investments in and advances to Local Limited
 Partnerships (Note   3)                                                       -                      -
                                                                          --------               --------

                                                                         $  12,313              $  47,636
                                                                          ========               ========
                  LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Administrative and reporting
     fees payable to General Partner (Note 4)                            $ 657,180              $ 570,788
   Accrued expenses                                                         42,761                 37,250
                                                                          --------               --------

                                                                           699,941                608,038
                                                                          --------               --------

Partners' equity (deficit):
   General Partner - The National Housing Partnership (NHP)               (102,241)              (100,969)
   Original Limited Partner -
     1133 Fifteenth Street Associates                                     (107,141)              (105,869)
   Other Limited Partners - 11,519
     investment units                                                     (478,246)              (353,564)
                                                                          --------               --------

                                                                          (687,628)              (560,402)
                                                                          --------               --------

                                                                         $  12,313              $  47,636
                                                                          ========               ========

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS


                                                                         Years Ended December 31,
                                                          -----------------------------------------------------
                                                                  1995             1994             1993
                                                                  ----             ----             ----
REVENUES:
   Interest income                                            $     971        $   1,097         $   1,421
   Interest received on advances to Local
     Limited Partnerships                                        37,561              -                 -

   Distributions in excess of investment in
     Local Limited Partnership                                   65,099           91,746            20,600
                                                               --------          -------          --------

                                                                103,631           92,843            22,021
                                                               --------          -------          --------

COSTS AND EXPENSES:
   Loss on investment in Local Limited
     Partnerships (Note 3)                                       95,230            2,300           295,200
   Administrative and reporting fees to
     General Partner (Note 4)                                    86,392           86,392            86,392
   Other operating expenses                                      49,235           52,949            48,183
                                                               --------          -------          --------

                                                                230,857          141,641           429,775
                                                               --------          -------          --------

NET LOSS                                                      $(127,226)        $(48,798)        $(407,754)
                                                               ========          =======          ========

ALLOCATION OF NET LOSS:
   General Partner - NHP                                      $  (1,272)        $   (488)        $  (4,078)
   Original Limited Partner -
     1133 Fifteenth Street Associates                            (1,272)            (488)           (4,078)
   Other Limited Partners - 11,519
     investment units                                          (124,682)         (47,822)         (399,598)
                                                               --------          -------          --------

                                                              $(127,226)        $(48,798)        $(407,754)
                                                               ========          =======          ========

 NET LOSS PER LIMITED PARTNERSHIP
   INTEREST (Note 3)                                          $     (11)        $     (4)        $     (35)
                                                               ========          =======          ========





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)



                                                   The
                                                 National           1133
                                                 Housing         Fifteenth           Other
                                               Partnership         Street           Limited
                                                  (NHP)          Associates         Partners           Total
                                             ---------------     ----------         --------       ---------
Equity (deficit) at
  January 1, 1993                              $ (96,403)       $(101,303)         $  93,856       $(103,850)

Net loss                                          (4,078)          (4,078)          (399,598)       (407,754)
                                                --------         --------           --------        --------

Equity (deficit) at
  December 31, 1993                             (100,481)        (105,381)          (305,742)       (511,604)

Net loss                                            (488)            (488)           (47,822)        (48,798)
                                                --------         --------           --------        --------

Equity (deficit) at
  December 31, 1994                             (100,969)        (105,869)          (353,564)       (560,402)

Net loss                                          (1,272)          (1,272)          (124,682)       (127,226)
                                                --------        ---------           --------        --------

Equity (deficit) at
  December 31, 1995                            $(102,241)       $(107,141)         $(478,246)      $(687,628)
                                                ========         ========           ========        ========

Percentage interest at
  December 31,1993,
  1994 and 1995                                       1%               1%                98%
                                                --------         --------           --------

                                                      (A)              (B)                (C)
                                                ========         ========           ========

(A)     General Partner

(B)     Original Limited Partner

(C)     Consists of 11,519 investment units of .0085% held by 1,113 investors.





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                                         Years Ended December 31,
                                                           ---------------------------------------------------
                                                                 1995             1994             1993
                                                                 ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                          $     971         $  1,097         $   1,421
   Interest received on advances to Local Limited
     Partnerships                                                37,561              -                 -

   Distributions in excess of investment
     in Local Limited Partnerships                               53,142           91,746            20,600
   Operating expenses paid                                      (43,724)         (46,449)          (45,433)
   Administrative and reporting fees paid to
     General Partner                                                -            (82,996)              -
                                                               --------          -------          --------

   Net cash provided by (used in) operating activities           47,950          (36,602)          (23,412)
                                                               --------          -------          --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Advances to Local Limited Partnerships                       (95,230)          (2,300)           (2,025)
                                                               --------          -------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (47,280)         (38,902)          (25,437)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                        47,636           86,538           111,975
                                                               --------          -------          --------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $     356         $ 47,636         $  86,538
                                                               ========          =======          ========

RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss                                                      $(127,226)        $(48,798)        $(407,754)
                                                               --------          -------          --------
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Loss on investment in Local Limited Partnerships               95,230            2,300           295,200
  Increase in administrative and reporting
   fees payable to General Partner                               86,392            3,396            86,392
  Increase in distribution receivable                           (11,957)             -                 -

  Increase in accrued expenses                                    5,511            6,500             2,750
                                                               --------          -------          --------

     Total adjustments                                          175,176           12,196           384,342
                                                               --------          -------          --------

  Net cash provided by (used in) operating activities         $  47,950         $(36,602)        $ (23,412)
                                                               ========          =======          ========





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



1.      SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        Organization

        National Housing Partnership Realty Fund I (the Partnership) is a limited partnership organized under the laws of the State of Maryland under the Maryland Revised Uniform Limited Partnership Act on October 21, 1983. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships (Local Limited Partnerships), each of which owns and operates an existing rental housing project which is financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development (HUD). On May 25, 1984, inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

        The General Partner was authorized to raise capital for the Partnership by offering and selling not more than 20,000 limited partnership interests at a price of $1,000 per interest. During 1984, the sale of interests was closed after the sale of 11,519 interests to limited partners.

        During 1984, the Partnership acquired limited partnership interests of 99% in nine Local Limited Partnerships and 98% in one Local Limited Partnership. Each Local Limited Partnership was organized to acquire and operate an existing rental housing project.

        Significant Accounting Policies

        The financial statements of the Partnership are prepared on the accrual basis of accounting. Direct costs of acquisition, including acquisition fees and reimbursable acquisition expenses paid to the General Partner, have been capitalized as investments in the Local Limited Partnerships. Other fees and expenditures of the Partnership are recognized as expenses in the period the related services are performed.

        Investments in Local Limited Partnerships are accounted for using the equity method and thus are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions (see Note 3). An investment account is maintained for each of the limited partnership investments and losses are not recognized once an investment account has decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements. Distributions received from Local Limited Partnerships in which the Partnership's investment account has decreased to zero are recorded as revenue in the year they are received. Advances to Local Limited Partnerships are included with Investments in Local Limited Partnerships to the extent that the advances are not temporary advances of working capital.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        For purposes of the Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)



2.      CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of the following:

                                                 December 31,
                                          ---------------------------
                                             1995             1994
                                            ------           ------
Cash in demand accounts                    $   356          $   307
Money market account                            -            47,329
                                            ------           ------
                                           $   356          $47,636
                                            ======           ======


3.      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

        The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships: Fairmeadows Limited Partnership, Forest Green Limited Partnership, Griffith Limited Partnership, Northgate Village Limited Partnership, Southward Limited Partnership, San Jose Limited Partnership, Southridge Apartments Limited Partnership, Hurbell IV Limited Partnership and Village Green Limited Partnership. Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As a result, the Partnership did not recognize $1,751,784, $1,604,334 and $3,186,365 of losses from ten Local Limited Partnerships during 1995, 1994 and 1993, respectively. As of December 31, 1995 and 1994, the Partnership has not recognized $12,930,693 and $11,178,909, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

        During 1995, the Partnership advanced $95,230 to two Local Limited Partnerships to fund the early settlement of their deferred acquisition notes. During 1994, the Partnership advanced $2,300 for working capital purposes. During 1995 and 1994, there were no repayments of advances to the Partnership. At December 31, 1995, the Partnership's working capital advances to Local Limited Partnerships amounted to $392,730. During 1993, the Partnership re-evaluated the timing of the collectibility of certain advances and determined, based on the Local Limited Partnerships' current operations, that such advances are not likely to be collected currently and, for accounting purposes, treated the advances balance as additional Investment in Local Limited Partnerships. The balance was then reduced to zero, with a corresponding charge to operations (shown as "Loss on Investment in Local Limited Partnerships" in the Statement of Operations) to reflect a portion of the cumulative unrecognized losses on investments.

        Advances to the Local Limited Partnerships remain due and payable to the Partnership. Interest is calculated at the Chase Manhattan Bank prime rate plus 2%. Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties. Any future repayment of advances or interest will be reflected as

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)



Partnership income when received. During 1995, the Partnership received a payment of interest of $37,561 from one Local Limited Partnership.

        Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 1995 and 1994, and the combined results of operations for each of the three years in the period ended December 31, 1995, are provided on the following page.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)


                          COMBINED FINANCIAL POSITION
                       OF THE LOCAL LIMITED PARTNERSHIPS

                                                                                December 31,
                                                                    ------------------------------------
                                                                          1995                 1994
                                                                          ----                 ----
Assets:
  Land                                                               $  3,559,204          $  3,559,204
  Buildings and improvements,
    net of accumulated
    depreciation of $11,969,090 and $10,821,214                        27,438,238            27,955,485
  Other assets                                                          3,762,849             3,656,684
                                                                      -----------           -----------

                                                                     $ 34,760,291          $ 35,171,373
                                                                      ===========           ===========

Liabilities and Partners' Deficit:
  Liabilities:
   Mortgage notes payable                                            $ 15,854,138          $ 16,332,048
   Acquisition notes payable                                           14,236,437            14,236,437
   Other liabilities                                                   18,494,622            16,493,709
                                                                      -----------           -----------

                                                                       48,585,197            47,062,194

Partners' Deficit:
  National Housing Partnership Realty Fund I                          (13,564,346)          (11,652,236)
  Other partners                                                         (260,560)             (238,585)
                                                                      -----------           -----------

                                                                     $ 34,760,291          $ 35,171,373
                                                                      ===========           ===========

                         COMBINED RESULTS OF OPERATIONS
                        OF THE LOCAL LIMITED PARTNERSHIPS

                                                                       Years Ended December 31,
                                                            -----------------------------------------------
                                                                 1995             1994             1993
                                                                 ----             ----             ----
Revenue                                                     $ 7,462,834      $ 7,224,681       $ 6,915,922
                                                             ----------       ----------        ----------
Expenses:
  Operating expenses                                          5,749,032        5,813,755         5,576,002
  Financial expenses                                            358,438          347,204           406,892
  Interest on acquisition notes                               2,075,693        1,555,715         1,389,084
  Depreciation                                                1,147,876        1,134,639         1,163,045
  Loss on reduction in carrying value of rental property            -                -           1,900,000
                                                             ----------      -----------         ----------

   Total expenses                                             9,331,039        8,851,313        10,435,023
                                                             ----------       ----------        ----------

  Net loss                                                  $(1,868,205)     $(1,626,632)      $(3,519,101)
                                                             ==========       ==========        ==========

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)


        The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Each Local Limited Partnership was formed during 1984 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 of the National Housing Act. During the year ended December 31, 1995, all of the projects received a substantial amount of rental assistance from HUD.

        Depreciation of the buildings and improvements for nine of the Local Limited Partnerships is computed on a straight-line method, assuming a 50-year life from the date of initial occupancy at the time of construction or after substantial rehabilitation of the building, and depreciation of equipment is calculated using accelerated methods over estimated useful lives of 5 to 27 years. Depreciation for one of the Local Limited Partnerships is computed using the straight-line method, assuming a 30-year life and a 30% salvage value.

        The mortgage notes payable are insured by the Federal Housing Administration (FHA) and collateralized by first deeds of trust on the rental properties. The notes bear interest at rates ranging from 7% to 8.5% per annum. However, FHA makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the forty-year term of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral plus other amounts deposited with the lenders.

        Deferred acquisition notes of $14,236,437 at both December 31, 1995 and 1994 bear simple interest at rates of 9% or 10% per annum except for two notes which matured in 1994 and now bear interest at the rate of 18% per annum. These notes are collateralized by security interests in all partnership interests of the Local Limited Partnerships. Neither principal nor interest are payable currently; all principal and accrued interest are payable upon the earlier of the sale, transfer, or refinancing of the project or maturity of the notes. Notes for two Local Limited Partnerships have matured and are due and payable. Other notes mature between 1997 and 1999.

        The notes may be extended for periods ranging from two to five years except for the notes on Fairmeadows and Southridge which were extended previously to September 1994 and October 1994, respectively. As a result of the 1994 note maturities on Fairmeadows and Southridge, there is substantial doubt about the ability of these two Local Limited Partnerships to continue as going concerns. The General Partner has been negotiating with the noteholders to extend the maturity date of the notes and to discount the notes in order that both the noteholders and the partners can receive a financial benefit from participation in LIHPRHA. To date, these negotiations have been unsuccessful. The General Partner has filed Notices of Intent to have Fairmeadows and Southridge participate in LIHPRHA and has begun processing the properties through the program. Should no agreement be reached, and the noteholders declare the notes in default, the Partnership may not be able to participate in the LIHPRHA program and may lose its interest in these Local Limited Partnerships.

        On October 2, 1995, Forest Green and Village Green Limited Partnerships entered into a discount buyout agreement for the deferred acquisition notes and related accrued interest payable. The agreements provide for a total buyout amount of $175,000 per Partnership, payable in two installments. The first installments of $120,000 each, which were applied against accrued interest on deferred acquisition note payable, were paid upon execution of the agreements. The final installments of $55,000 each are due on or before May 1, 1996. The Local Limited Partnerships have the option of extending the due date of the final installments to June 3, 1996. The first installments were paid with $104,395 and $40,375, respectively, in available surplus cash and $15,605 and $79,625, respectively in proceeds from a partner loan.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)


        The Local Limited Partnerships anticipate paying the final installments with surplus cash generated during 1995. If surplus cash is insufficient to pay the final installment, the Partnerships anticipate obtaining a loan from the General Partner to make the final payment. Upon payment of the final installment, the balance of the two deferred acquisition notes payable and related accrued interest ($1,398,910 and $1,409,813, respectively, as of December 31, 1995) will be relieved. The deferred acquisition notes will remain in full force and effect until the final installment is paid. If the final installment is not made before the due date, the buyout agreements are terminated and the deferred acquisition notes will remain in force through their original maturity date of September 6, 1999.

        For operating real estate property, generally accepted accounting principles (GAAP) require that the Local Limited Partnerships evaluate whether it is probable that the estimated undiscounted future cash flows of each of its properties, plus cash projected to be received upon an assumed sale of the property (Net Realizable Value) is less than the net carrying value of the property. If such a shortfall exists, is material, and is deemed to be other than temporary in nature, then a write-down equal to the shortfall would be warranted. The Local Limited Partnerships perform such evaluations on an ongoing basis.

        During 1993, using a methodology consistent with GAAP, two of the Local Limited Partnerships, Griffith Limited Partnership and Southward Limited Partnership, determined that the net book value of their respective rental property exceeded the rental properties' estimated Net Realizable Value. As a result, these two Local Limited Partnerships recorded adjustments aggregating $1,900,000 to reduce the carrying value of the rental properties to their estimated net realizable value.

        Additionally, regardless of whether a write-down of an individual property has been recorded or not, the carrying value of each of these properties may still exceed their fair market value as of December 31, 1995. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting For The Impairment of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" (the "Statement") effective for financial statements for fiscal years beginning after December 15, 1995. Adoption of this Statement during the year ending December 31, 1996 will require an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell. The Local Limited Partnerships have not estimated the effect of implementing the Statement. Adoption of the Statement for the year ending December 31, 1996 will not have a significant impact on the results of operations and financial position of the Partnership because its investment in each Local Limited Partnership has been reduced to zero.

4.      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
        PARTNER

        The General Partner of the Partnership is The National Housing Partnership (NHP). National Corporation for Housing Partnerships (NCHP) is the sole general partner of NHP and NHP Partners Two Limited Partnership is the sole limited partner of NHP. The Original Limited Partner of the Partnership is 1133 Fifteenth Street Associates, whose limited partners were key employees of NCHP at the time the Partnership was formed and whose general partner is NHP.

        The Partnership accrued administrative and reporting fees payable to the General Partner of $86,392 annually during 1995, 1994, and 1993. During 1994, the Partnership paid the General Partner $82,996 for such fees accrued in

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)


prior years. No payments for such fees were made in 1995 and 1993. As of December 31, 1995 and 1994, the Partnership owed $657,180 and $570,788, respectively, to the General Partner for accrued administrative and reporting fees.

        An affiliate of the General Partner, NHP Management Company
(NHPMC) is the project management agent for the projects operated by eight of the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned $756,629, $729,364 and $672,982 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1995, 1994 and 1993, respectively.

        Personnel working at the project sites, which are managed by NHPMC, were NCHP employees and, therefore, the projects reimbursed NCHP for the actual salaries and related benefits. Beginning January 1, 1996, project employees became employees of NHP Incorporated. At December 31, 1995 and 1994, other liabilities include $60 and $9,151, respectively, due to NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1995, 1994 and 1993, were approximately $795,000, $828,000 and $747,000, respectively.

5.      INCOME TAXES

        The Partnership is not taxed on its income. The partners are taxed in their individual capacities upon their distributive share of the Partnership's taxable income and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnerships as discussed below. The tax loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

        For Federal income tax purposes, the ten Local Limited
Partnerships compute depreciation of the buildings and improvements using the Accelerated Cost Recovery System (ACRS) and the Modified Accelerated Cost Recovery System (MACRS). Rent received in advance is included as income in determining the taxable income or loss for Federal income tax purposes, while, for financial statement purposes, the amount is considered a liability. In addition, interest expense on the acquisition notes payable by the Local Limited Partnerships is computed for Federal income tax purposes using the economic accrual method; while for financial statement purposes interest is computed using a simple interest rate. The Partnership's allocable share of losses from the Local Limited Partnerships is not recognized for financial statement purposes when its investment account is decreased to zero while, for income tax purposes, losses continue to be recognized. Other differences result from the allocation of tax losses in accordance with Section 704(b) of the Internal Revenue Code.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)



        A reconciliation follows:

                                                                        Years Ended December 31,
                                                            -------------------------------------------------
                                                                 1995             1994              1993
                                                                 ----             ----              ----
  Net loss per financial statements                         $  (127,226)     $   (48,798)      $  (407,754)
  Timing differences in determining losses of
   Local Limited Partnerships:
      Depreciation                                             (850,217)        (862,038)         (920,266)
      Interest on acquisition notes payable                    (186,609)        (226,479)         (162,048)
      Rents received in advance                                     191           (3,577)            1,119
      Losses in excess of financial statement
       investment amount                                     (1,795,796)      (1,696,078)       (1,208,005)
      Accrued interest on partner loans                          24,387           44,934           141,556
      Other                                                      74,606           16,238            53,642
                                                             ----------       ----------        ----------

  Loss per tax return                                       $(2,860,664)     $(2,775,798)      $(2,501,756)
                                                             ==========       ==========        ==========

As discussed in Note 3, two of the Local Limited Partnerships in which the Partnership has invested may not be able to continue as a going concern. Should a Local Limited Partnership not continue as a going concern, or the Partnership itself not continue as a going concern (see Note 7), there could be adverse tax consequences to the partners in the Partnership. The impact of the tax consequences is dependent upon each partner's individual tax situation.

6. ALLOCATION OF RESULTS OF OPERATIONS, CASH DISTRIBUTIONS AND GAINS AND LOSSES FROM SALES OR REFINANCING

        Cash received by the Partnership from the sale or refinancing of any underlying property of the Local Limited Partnerships, after payment of the applicable mortgage debt and the payment of all expenses related to the transaction is to be distributed in the following manner in accordance with Realty Fund I's Partnership Agreement.

        First, to the General Partner for any unrepaid loans to the Partnership and any unpaid fees (other than disposition and refinancing fees);

        Second, to the Limited Partners until the Limited Partners have received a return of their capital contributions, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distributions from operations;

        Third, to the Limited Partners, until each Limited Partner has received an amount equal to a cumulative noncompounded 6% annual return on its capital contribution, after deduction of (a) an amount equal to 50% of the tax losses allocated to the Limited Partner and (b) prior cash distributions from operations and prior cash distributions from sales or refinancing;

        Fourth, to the General Partner until the General Partner has received a return of its capital contribution, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distributions from operations;

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)


        Fifth, to the General Partner for disposition and refinancing fees, including prior disposition and refinancing fees which have been accrued but are unpaid;

        Sixth, to the partners with positive capital accounts to bring such accounts to zero; and

        Finally, 85% of the remaining sales proceeds to the Limited Partners and 15% to the General Partner.

        Net income or loss from operations of the Partnership is allocated 98% to the Limited Partners, 1% to the General Partner and 1% to the Original Limited Partner. Cash distributions from operations, after payment of certain obligations including reimbursement on a cumulative basis of direct expenses incurred by the General Partner or its affiliate in managing the properties and payment of annual cumulative administrative and reporting fees, is distributed 98% to the Limited Partners, 1% to the General Partner and 1% to the Original Limited Partner.

        Gain for federal income tax purposes realized in the event of dissolution of the Partnership or upon sale of interests in a Local Limited Partnership or underlying property will be allocated in the following manner:

        First, to the Limited Partners in an amount up to the negative balances of the capital accounts of Limited Partners in the same proportion as each Limited Partner's negative capital account bears to such aggregate negative capital accounts;

        Second, to the General Partner in an amount up to the General Partner's negative capital account, if any;

        Third, to the Limited Partners up to the aggregate amount of capital contributions of the Limited Partners, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distributions from operations, in the same proportion that each Limited Partner's capital contribution bears to the aggregate of all Limited Partners' capital contributions;

        Fourth, to the Limited Partners, until each Limited Partner has been allocated an amount equal to a cumulative noncompounded 6% annual return on its capital contribution, after deduction of (a) an amount equal to 50% of the tax losses allocated to the Limited Partner and (b) prior cash distributions from operations and prior cash distributions from sales or refinancing;

        Fifth, to the General Partner up to the aggregate amount of capital contributions made by the General Partner, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distributions from operations; and

        Finally, 85% of the remaining gain to the Limited Partners and 15% to the General Partner.

        Losses for federal income tax purposes realized in the event of dissolution of the Partnership or upon sale of interests in a Local Limited Partnership or underlying property will be allocated 85% to the Limited Partners and 15% to the General Partner.

7.      FUTURE OPERATIONS AND CASH FLOWS

        In recent years, the Partnership has incurred operating expenses, exclusive of amounts due to the General Partner, in excess of operating revenues. Should cash and cash equivalents on hand, coupled with future distributions

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)


from the Local Limited Partnerships not be adequate to fund operating expenses, the Partnership may need other sources of funding such as loans from the General Partner. However, the General Partner is under no obligation to provide such loans.

        The Partnership's continued existence as a going concern is dependent upon maintaining positive cash flows from operations, obtaining additional capital from partners, or borrowing additional funds. NHP intends to manage the Partnership prudently so as to produce positive cash flows from its operations.

                              ********************

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                             A LIMITED PARTNERSHIP
          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
      LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND I HAS INVESTED
                               DECEMBER 31, 1995




                                                       Initial                     Cost Capitalized           Gross Amount at which
                                                    Cost to Local                     Subsequent               Carried at Close of
                                                 Limited Partnership                to Acquisition                   Period
                                             ----------------------------   --------------------------------  ---------------------


                                                              Buildings                         Carrying
                                                                 and                              Cost
      Partnership Name        Encumbrances       Land        Improvements     Improvements     Adjustments            Land
---------------------------  --------------  ------------  ---------------   --------------  ---------------  ---------------------
Fairmeadows Limited                (1)      $   650,000      $  4,807,825   $     749,246    $       -            $   650,000
 Partnership

Forest Green Limited               (1)          170,000         2,062,075         228,157            -                170,000
 Partnership

Gates Mills I Limited              (1)          668,500         6,058,342          42,658            -                668,500
 Partnership

Griffith Limited                   (1)          270,000         2,623,687         341,378      (1,000,000)            270,000
 Partnership

Northgate Village Limited          (1)          220,500         2,952,548         294,250         (16,796)            203,704
 Partnership

Southward Limited                  (1)          220,000         4,109,695         334,208        (900,000)            220,000
 Partnership

San Jose Limited                   (1)          440,000         4,728,658       1,155,798            -                440,000
 Partnership

Southridge Apartments              (1)          700,000         5,603,238         564,159            -                700,000
 Limited Partnership

Hurbell IV Limited                 (1)          100,000         2,159,021         110,721            -                100,000
 Partnership

Village Green Limited              (1)          137,000         2,096,097         285,567            -                137,000
 Partnership                                 ----------       -----------    ------------     ------------        -----------

TOTAL, December 31, 1995                    $ 3,576,000      $ 37,201,186   $   4,106,142    $ (1,916,796)       $  3,559,204
                                             ==========       ===========    ============     ============        ===========

                              Gross Amount at which Carried
                                   at Close of Period
                             -------------------------------
                                                                                                                Life upon which
                                                                                                                depreciation in
                               Buildings                                                                      latest statement of
                                  and             Total          Accumulated             Date of       Date       operations is
  Partnership Name            Improvements       (2) (3)        Depreciation (3)      Construction   Acquired   computed (years)
-------------------          ---------------  --------------  --------------------   -------------  ---------  ------------------
Fairmeadows Limited           $   5,557,071  $   6,207,071       $    1,599,699           1970          9/84           5-50
 Partnership

Forest Green Limited              2,290,232      2,460,232              690,225           1972          8/84           5-50
 Partnership

Gates Mills I Limited             6,101,000      6,769,500            1,602,579           1972          10/84          5-50
 Partnership

Griffith Limited                  1,965,065      2,235,065              819,297           1973          11/84          5-50
 Partnership

Northgate Village Limited         3,246,798      3,450,502              988,509           1973          7/84           5-50
 Partnership

Southward Limited                 3,543,903      3,763,903            1,254,977           1972          10/84          5-50
 Partnership

San Jose Limited                  5,884,456      6,324,456            1,889,839           1970          9/84           5-50
 Partnership

Southridge Apartments             6,167,397      6,867,397            1,748,243           1970          10/84          5-50
 Limited Partnership

Hurbell IV Limited                2,269,742      2,369,742              649,142           1974          11/84          5-50
 Partnership

Village Green Limited             2,381,664      2,518,664              726,580           1971          8/84           5-50
 Partnership                   ------------   ------------        -------------

TOTAL, December 31, 1995      $  39,407,328  $  42,966,532       $   11,969,090
                               ============   ============        =============


                           See notes to Schedule XI

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                            A LIMITED PARTNERSHIP

                    NOTES TO SCHEDULE XI - REAL ESTATE AND

                  ACCUMULATED DEPRECIATION OF LOCAL LIMITED

             PARTNERSHIPS IN WHICH NHP REALTY FUND I HAS INVESTED

                              DECEMBER 31, 1995



(1)    Schedule of Encumbrances


                                                                           Acquisition
                                                                              Notes
                                                         Mortgage          and Accrued
        Partnership Name                                   Notes             Interest               Total
        ----------------                                   -----             --------               -----
        Fairmeadows Limited Partnership                  $ 2,039,230      (a) $ 4,576,743         $6,615,973

        Forest Green Limited Partnership                     986,535            1,398,910          2,385,445

        Gates Mills I Limited Partnership                  2,292,209            5,666,575          7,958,784

        Griffith Limited Partnership                       1,028,553            2,404,166          3,432,719

        Northgate Village Limited Partnership              1,424,749            2,076,580          3,501,329

        Southward Limited Partnership                      1,585,444            3,235,920          4,821,364

        San Jose Limited Partnership                       2,123,013            3,624,152          5,747,165

        Southridge Apartments Limited Partnership          2,364,728      (a)   4,802,535          7,167,263

        Hurbell IV Limited Partnership                     1,100,720            1,300,246          2,400,966

        Village Green Limited Partnership                    908,957            1,409,813          2,318,770
                                                          ----------          -----------        -----------

           TOTAL - December 31, 1995                     $15,854,138          $30,495,640        $46,349,778
                                                          ==========           ==========         ==========


    (a)Currently due and payable - see Note 7 to the partnership financial statements.

(2) The aggregate cost of land for Federal income tax purposes is $3,559,204 and the aggregate costs of buildings and improvements for Federal income tax purposes is $41,302,508. The total of the above-mentioned items is $44,861,712.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE XI - REAL ESTATE AND

                   ACCUMULATED DEPRECIATION OF LOCAL LIMITED

              PARTNERSHIPS IN WHICH NHP REALTY FUND I HAS INVESTED

                               DECEMBER 31, 1995

                                  (CONTINUED)



(3)      Reconciliation of real estate

                                                                       Years Ended December 31,
                                                          ---------------------------------------------------
                                                                 1995             1994             1993
                                                                 ----             ----             ----
        Balance at beginning of period                      $42,335,903      $41,993,284       $43,467,827

        Improvements during the period                          630,629          342,619           425,457

        Reduction of carrying value of rental property              -                -          (1,900,000)
                                                             ----------       ----------        ----------

        Balance at end of period                            $42,966,532      $42,335,903       $41,993,284
                                                             ==========       ==========        ==========


        Reconciliation of accumulated depreciation

                                                                       Years Ended December 31,
                                                          ---------------------------------------------------
                                                                 1995             1994             1993
                                                                 ----             ----             ----
        Balance at beginning of period                      $10,821,214      $ 9,686,575        $8,523,530

        Depreciation expense for the period                   1,147,876        1,134,639         1,163,045
                                                             ----------       ----------         ---------

        Balance at end of period                            $11,969,090      $10,821,214        $9,686,575
                                                             ==========       ==========         =========


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         (a), (b) and (c). The Partnership has no directors, executive officers or significant employees of its own.

         (a), (b), (c), (e) and (f). The names, ages, business experience and involvement in legal proceedings of the directors and executive officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership, and certain of its affiliates, are as follows:

Directors of NCHP

        Seven individuals comprise the Board of Directors of NCHP.
Three directors were appointed by the President of the United States, by and with the advice and consent of the Senate.

        J. Roderick Heller, III (age 58) was elected President, Chief
Operating Officer and a Director of NCHP in 1985, Chief Executive Officer of NCHP in 1986 and Chairman in 1988. He currently serves as Chairman, President and Chief Executive Officer of NHP Incorporated and NCHP and their affiliate, NHP Real Estate Corporation. Mr. Heller also serves as Chairman and Chief Executive Officer of NHP Management Company, another principal affiliate of NCHP. He had been President and Chief Executive Officer of Bristol Compressors, Inc., Bristol, Virginia, a manufacturer of air conditioning compressors, from 1982 until 1985. Prior to that, he was a partner in the Washington, D.C. law firm of Wilmer, Cutler & Pickering from 1971 until 1982, and while there, represented NCHP on legal matters from its organization in 1970. He serves on the boards of directors of Auto-Trol Technology Corporation and a number of nonprofit organizations, including the National Trust for Historic Preservation. Mr. Heller was re-elected to the Board of Directors in 1992 and continues to serve.

        Susan R. Baron (age 44) is an attorney specializing in conventional and government-assisted real estate development and finance in the residential and commercial markets. From 1978 to 1993 she was with the Washington, D.C. law firm of Dunnells, Duvall & Porter. Ms. Baron serves on the board of directors of Seeds of Peace and is a past president of the National Leased Housing Association. She was appointed to the Board of Directors by the President of the United States in September 1994 to complete a term expiring in October 1994 and continues to serve until the appointment of a successor.

        Danny K. Davis (age 54) has been a Commissioner on the Cook
County Board of Commissioners since November 1990. Prior to his service on the Cook County Board, he served as an Alderman on the Chicago City Council for 11 years. Mr. Davis is also a member of numerous civic and professional organizations. He was appointed to the Board of Directors by the President of the United States in September 1994 for a term to expire on October 27, 1996.

        Alan A. Diamonstein (age 64) has been a member of the Virginia
House of Delegates since 1967, currently serving as Chairman of the General Laws Committee and a member of the standing committees on Appropriations, Education and Rules. He is chairman of the Virginia Housing Study Commission and is a member of the Peninsula Board of Advisors for Signet Bank, the Jamestown-Yorktown Board of Trustees, as well as a number of educational and civic organizations. Mr. Diamonstein is the senior partner in the law firm of Diamonstein, Becker and Staley. He was appointed to the Board of Directors by the President of the United States in October 1994 and continues to serve until the appointment of a successor.

        Michael R. Eisenson (age 40) is the President and Chief
Executive Officer of Harvard Private Capital Group, Inc., the wholly-owned subsidiary of Harvard Management Company, Inc. which manages the direct investment and private equity portfolio of the Harvard University endowment fund. Between 1981 and 1986, Mr. Eisenson was a principal with the Boston Consulting Group. Mr. Eisenson serves on the boards of directors of Harken Energy Corporation, ImmunoGen, Inc. and Somatix Therapy Corporation, as well as a number of private companies. Under a

Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see Item 1, above), Demeter is entitled to elect two members of the NCHP Board of Directors. Pursuant to this agreement, Mr. Eisenson was re-elected to the Board of Directors in 1992 and continues to serve.

        Tim R. Palmer (age 38) is a Managing Director of Harvard
Private Capital Group, the wholly-owned subsidiary of Harvard Management Company, Inc. which manages the direct investment and private equity portfolio of the Harvard University endowment fund. Prior to joining Harvard Private Capital in 1990, Mr. Palmer was a manager of business development at The Field Corporation and an attorney with Sidley & Austin. Mr. Palmer serves on the board of directors of PriCellular Corporation, as well as on the boards of several private companies. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see
Item 1, above), Demeter is entitled to elect two members of the NCHP Board of Directors. Pursuant to this agreement, Mr. Palmer was re-elected to the Board of Directors in June 1994, for a term to expire in 1997.

        Herbert S. Winokur, Jr. (age 52) has been the President of
Winokur & Associates, Inc. and Winokur Holdings, Inc., and the Managing General Partner of Capricorn Investors, L.P. since 1987. Mr. Winokur is the Chairman of DynCorp and serves on the boards of directors of Enron Corporation, Marine Drilling Companies, Inc. and NacRe Corporation. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see Item 1, above), Capricorn is entitled to elect one member of the NCHP Board of Directors. Pursuant to this agreement, Mr. Winokur was re-elected to the Board of Directors in 1994, for a term to expire in 1997.

EXECUTIVE OFFICERS

        The current executive officers of NCHP and a description of their principal occupations in recent years are listed below. Also listed and described are certain of the executive officers of NHP Incorporated, NCHP's parent company, and both NHP Real Estate Corporation (Realco) and NHP Management Company (NHP Management), two principal affiliates of NCHP. References below to "NHP" are intended to include NCHP and its principal affiliates, as appropriate.

        J. Roderick Heller, III (age 58). See "Directors of NCHP."

        Ann Torre Grant (age 38) has served as Executive Vice
President, Chief Financial Officer and Treasurer of NHP since February 1995. She was Vice President and Treasurer of USAir, Inc. and USAir Group, Inc. from 1991 through January 1995, and held other finance positions at the airline between 1988 and 1991. From 1983 to 1988, she held various finance positions with American Airlines, Inc. Ms. Grant is a graduate of the University of Notre Dame and has a Masters of Business from Cornell University. Ms. Grant serves as a director of the Mutual Series Funds.

        Linda J. Brower (age 44) has served as Executive Vice
President of NHP since March 1994 and served as Senior Vice President of NCHP from February 1992 to March 1994. Ms. Brower is responsible for asset management of the multifamily portfolio. From 1984 to 1991, Ms. Brower was Vice President and Area Director for the Orange County, California and Washington, D.C. offices of Citicorp Real Estate and was responsible for analyzing investment proposals, asset management and restructuring. She is a graduate of UCLA, holds a Masters degree in finance from the University of Texas and is a licensed real estate broker.

        Linda G. Davenport (age 46) has served as Executive Vice
President of the Company since March 1994. She is primarily responsible for corporate and portfolio acquisitions. Ms. Davenport served as Executive Vice President and Chief Operating Officer of NCHP from 1990 to January 1994 and as General Counsel and Senior Vice President of the Company from 1986 to 1989. Prior to joining NCHP in 1979 as Assistant General Counsel, Ms. Davenport was employed in the Office of the General Counsel of the Federal Deposit Insurance Corporation. She is a graduate of Michigan State University and holds J.D. degree form California Western School of Law.

        Robert M. Greenfield (age 48) has served as Executive Vice President of NHP since March 1994. He joined NCHP in October 1991 as Senior Vice President. Mr. Greenfield is primarily responsible for corporate and portfolio acquisitions. From 1978 to 1984, and from 1990 to 1991, Mr. Greenfield was a consultant in corporate strategy for the

Boston Consulting Group, providing analyses and recommendations to clients in the areas of corporate strategy, business development and diverstiture. From 1984 to 1991, he was a principal in Schindler Greenfield, Inc. and OCC, Inc., closely held real estate development firms. In February of 1992, Mr. Greenfield and his wife filed for protection under Chapter 7 of the United States Bankruptcy Code as a result of their inability to meet certain direct and guaranteed obligations on borrowings by or on behalf of Schindler Greenfield, Inc. and its affiliates. Mr. Greenfield graduated with honors from the University of Chicago and holds a Masters of Business Administration with honors from Harvard Business School.

        J. Robert Hiner (age 44) has served as Executive Vice
President of NHP Management Co. since October 1993. He previously served as Senior Vice President of NHP Management Co. from 1991 to 1993. During 1990, Mr. Hiner served as President of Shadwell-Jefferson Property Management, Inc., a retail property management company formed to manage 71 shopping centers in the midwestern and southern United States. From 1986 to 1990, he served as President of Cardinal Apartment Management Group, Inc., which was responsible for the management of 55,000 apartment units. Mr. Hiner is a graduate of the University of Virginia and holds a Masters of Business Administration from Capital University.

        Joel F. Bonder (age 47) has served as Senior Vice President and General Counsel of the Company since April 1994. Mr. Bonder also served as Vice President and Deputy General Counsel from June 1991 to March 1994, as Associate General Counsel from 1986 to 1991, and as Assistant General Counsel of the Company from 1985 to 1986. From 1983 to 1985, he was with the Washington, D.C. law firm of Lane & Edson, P.C. From 1979 to 1983, Mr. Bonder practiced with the Chicago law firm of Ross and Hardies. He is a graduate of the University of Rochester and received a J.D. degree from the Washington University School of Law.

        Charles S. Wilkins, Jr. (age 45) has served as Senior Vice
President of NCHP since September 1988 and is currently responsible for legislative and regulatory affairs. He was formerly responsible for asset and property management of the affordable multifamily portfolio. Prior to joining NCHP, Mr. Wilkins was Senior Vice President of Westminster Company, a regional real estate development firm where he was responsible for the property management of a diverse portfolio of properties. Mr. Wilkins is immediate past-president of the National Assisted Housing Management Association and is a director of the National Leased Housing Association, as well as various regulatory committees, including the Executive Committee of the HUD Occupancy Task Force. He graduated with honors from the University of North Carolina at Chapel Hill, is a Certified Property Manager and a licensed real estate broker.

        Jeffrey J. Ochs (age 38) has served as Vice President and
Chief Accounting Officer of NHP since September 1995. From 1994 until September 1995, Mr. Ochs was Assistant Controller of USAir, Inc. From 1987 to 1994, he held various accounting positions with USAir, Inc. Mr. Ochs is a CPA and has a Masters of Business Administration from Clarion University of Pennsylvania, where he also earned a B.S. in Business Administration.

        Eugene H. Goodsell (age 42) serves as Vice President and
Controller of NHP Incorporated, NCHP, Realco and NHP Management. He has been with NCHP since 1983. Prior to joining NHP, Mr. Goodsell, a CPA, was an audit manager with the public accounting firm of Arthur Andersen LLP.

        (d) There is no family relationship between any of the foregoing directors and executive officers.

Item 11. Executive Compensation

        National Housing Partnership Realty Fund I has no officers or directors. However, as outlined in the prospectus, various fees and reimbursements are paid to the General Partner and its affiliates. Following is a summary of such fees paid or accrued during the year ended December 31, 1995:

        (i) Administrative and reporting fees of $86,392 accrued during the year but not yet paid to the General Partner for managing the affairs of the Partnership and for investor services.

        (ii) Annual partnership administration fee of $75,000, payable but not yet paid, to the General Partner for its services as General Partner of the Local Limited Partnerships. Payments of $52,500 were made in 1995.

        (iii) An affiliate of the General Partner, NHP Management Company (NHPMC) is the project management agent for the Properties operated by the Local Limited Partnerships. During 1995, NHPMC and other affiliates of NCHP earned $756,629 for management fees and other services provided to the Local Limited Partnerships.

        (iv) In 1995, personnel working at the project sites which were managed by NHPMC were NCHP employees, and therefore the project reimbursed NCHP for the actual salaries and related benefits. At December 31, 1995, $60 was due to NCHP. Total reimbursements for salaries and benefits earned for the year ended December 31, 1995, was approximately $795,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        1133 Fifteenth Street Associates, a Maryland Limited Partnership, whose general partner is NHP and whose limited partners were key employees of NCHP at the time the Partnership was formed, owns a 1% interest in the Partnership.

Item 13. Certain Relationships and Related Transactions

        The Partnership has had no material transactions or business relationships with NHP or its affiliates except as described in Items 8, 10, and 11, above.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)    Documents filed as part of this report:

               1. Financial statements

                  The financial statements, notes, and reports listed below are included herein:


                                                                                             Page
                                                                                             ----
                   Independent Auditors' Report                                               10

                   Statements of Financial Position, December 31, 1995 and                    11
                     1994

                   Statements of Operations for the Years Ended
                     December 31, 1995, 1994, and 1993                                        12

                   Statements of Partners' Equity (Deficit) for the Years
                     Ended December 31, 1995, 1994, and 1993                                  13

                   Statements of Cash Flows for the Years Ended
                     December 31, 1995, 1994, and 1993                                        14

                   Notes to Financial Statements                                              15

                   Schedule XI - Real Estate and Accumulated Depreciation
                     of Local Limited Partnerships in which NHP Realty
                     Fund I has invested, December 31, 1995                                   25

               2.      Financial statement schedules

                       Financial statement schedules for the Registrant:

                       Schedule XI is included in the financial statements listed under Item 14(a)(1) above. All other schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                       Financial statements required by Regulation S-X which are excluded from the annual report of shareholders by Rule 14a-3(b): See 3 below.

               3.      Exhibits

                       The following combined financial statements of the Local Limited Partnerships in which the Partnership has invested are included as an exhibit to this report and are incorporated herein by reference:

                                                                                               Page
                                                                                               ----
                         Independent Auditors' Report                                           36

                         Combined Statements of Financial Position, December 31,
                          1995 and 1994                                                         43

                         Combined Statements of Operations for the Years Ended
                          December 31, 1995, 1994, and 1993                                     44

                         Combined Statements of Partners' Equity (Deficit) for the
                          Years Ended December 31, 1995, 1994, and 1993                         45

                         Combined Statements of Cash Flows for the Years Ended
                          December 31, 1995, 1994, and 1993                                     46

                         Notes to Combined Financial Statements                                 48


        (b)      Reports on Form 8-K

                 None.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      National Housing Partnership Realty Fund I
                      By: The National Housing Partnership, its sole general partner
                      By: National Corporation for Housing Partnerships, its sole general partner




March 28, 1996             /s/ J. Roderick Heller, III
--------------             -----------------------------------------------
Date                       J. Roderick Heller, III, Chairman, President
                           and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




March 28, 1996             /s/ J. Roderick Heller, III
--------------             -----------------------------------------------
Date                       J. Roderick Heller, III
                           Chairman, President, Chief Executive
                           Officer and Director




March 28, 1996             /s/ Ann Torre Grant
--------------             -----------------------------------------------
Date                       Ann Torre Grant
                           Executive Vice President, Chief Financial Officer
                           and Treasurer




March 28, 1996             /s/ Jeffrey J. Ochs
--------------             -----------------------------------------------
Date                       Jeffrey J. Ochs
                           Vice President and Chief Accounting Officer

March 28, 1996                                      *
--------------             -----------------------------------------------
Date                       Susan R. Baron, Director



March 28, 1996                                      *
--------------             -----------------------------------------------
Date                       Michael R. Eisenson, Director



March 28, 1996                                      *
--------------             -----------------------------------------------
Date                       Danny K. Davis, Director



March 28, 1996                                      *
--------------             -----------------------------------------------
Date                       Tim R. Palmer, Director



March 28, 1996                                      *
--------------             -----------------------------------------------
Date                       Alan A. Diamonstein, Director




March 28, 1996                                      *
--------------             -----------------------------------------------
Date                       Herbert S. Winokur, Jr., Director


        This registrant is a limited partnership whose sole general partner, The National Housing Partnership, is also a limited partnership. The sole general partner of The National Housing Partnership is National Corporation for Housing Partnerships. The persons indicated are Directors of National Corporation for Housing Partnerships. Powers of Attorney are on file in Registration Statement No. 33-1141 and as Exhibit 25 to the Partnership's Form 10-K for the fiscal years ended December 31, 1987, December 31, 1988, December 31, 1990 and December 31, 1991. Other than the Form 10-K report, no annual report or proxy materials have been sent to security holders.


           *By J. Roderick Heller, III pursuant to Power of Attorney.


                          /s/ J. Roderick Heller, III
                          ---------------------------

Independent Auditors' Report



To The Partners of
   National Housing Partnership Realty Fund I
Washington, D.C.

We have audited the accompanying combined statements of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund I (the Partnership) holds a limited partnership interest as of December 31, 1995 and 1994, and the related combined statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hurbell IV Limited Partnership and Gates Mills I Limited Partnership (two of the ten Local Limited Partnerships) for the years ended December 31, 1995, 1994 and 1993 which statements represent total assets constituting 23% of combined total assets at December 31, 1995 and 1994, respectively, and net losses constituting 15%, 26% and 9% of combined net loss for each of the three years in the period ended December 31, 1995. The financial statements of these two Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for these Local Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, such financial statements present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund I holds a limited partnership interest as of December 31, 1995 and 1994, and the combined results of their operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





Deloitte & Touche LLP
March 11, 1996
Washington, D.C.

Independent Auditor's Report



Partners
Hurbell IV Limited Partnership -
  Talladega Downs
Reston, VA

We have audited the accompanying statement of financial position of Hurbell IV Limited Partnership (Talladega Downs), A Limited Partnership, FHA Project No. 062-44054-LD, as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in July 1993. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurbell IV Limited Partnership (Talladega Downs), a Limited Partnership, at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.




Russell, Thompson, Butler & Houston
Mobile, Alabama
January 20, 1996

Independent Auditor's Report



Partners
Hurbell IV Limited Partnership -
  Talladega Downs
Reston, VA

We have audited the accompanying statement of financial position of Hurbell IV Limited Partnership (Talladega Downs), A Limited Partnership, FHA Project No. 062-44054-LD, as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Hurbell IV Limited Partnership (Talladega Downs), a Limited Partnership, at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



Russell, Thompson, Butler & Houston
Mobile, Alabama
January 21, 1995

Independent Auditor's Report



Partners
Hurbell IV Limited Partnership -
  Talladega Downs
Reston, VA

We have audited the accompanying statement of financial position of Hurbell IV Limited Partnership (Talladega Downs), A Limited Partnership, FHA Project No. 062-44054-LD, as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Hurbell IV Limited Partnership (Talladega Downs), a Limited Partnership, at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.




Russell, Thompson, Butler & Houston
Mobile, Alabama
January 15, 1994

Independent Auditors' Report


Partners
Gates Mills I Limited Partnership
Washington, D.C.

We have audited the accompanying statement of financial position of Gates Mills I Limited Partnership, An Ohio Limited Partnership, FHA Project No. 042-44062-LDP, as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gates Mills I Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, the supplemental information is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



Reznick Fedder & Silverman
Bethesda, Maryland
January 30, 1996

Independent Auditors' Report


Partners
Gates Mills I Limited Partnership
Washington, D.C.

We have audited the accompanying statement of financial position of Gates Mills I Limited Partnership, An Ohio Limited Partnership, FHA Project No. 042-44062-LDP, as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gates Mills I Limited Partnership as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, the supplemental information is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



Reznick Fedder & Silverman
Bethesda, Maryland
February 1, 1995

Independent Auditors' Report


Partners
Gates Mills I Limited Partnership
Washington, D.C.

We have audited the accompanying statement of financial position of Gates Mills I Limited Partnership, An Ohio Limited Partnership, FHA Project No. 042-44062-LDP, as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gates Mills I Limited Partnership as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, the supplemental information is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



Reznick Fedder & Silverman
Bethesda, Maryland
February 1, 1994

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                           LOCAL LIMITED PARTNERSHIPS
                   COMBINED STATEMENTS OF FINANCIAL POSITION


                                                                                 December 31,
                                                               ----------------------------------------------
                                                                      1995                       1994
                                                                      ----                       ----
                                    ASSETS
Cash and cash equivalents                                       $    638,126               $    713,441

Accounts receivable (Note 3)                                         182,924                    188,222

Tenants' security deposits held in trust funds                       226,270                    244,292

Prepaid taxes and insurance                                           64,554                     69,535

Deposits                                                               6,825                      6,825

Deferred Financing Costs                                               8,870                      3,210

Mortgage escrow deposits (Note 6)                                  2,635,280                  2,431,159

Rental property, net (Notes 2, 5 and 10)                          30,997,442                 31,514,689
                                                                 -----------                -----------

                                                                $ 34,760,291               $ 35,171,373
                                                                 ===========                ===========
                  LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses:
  Trade payables                                                $    487,510               $    607,054
  Accrued real estate taxes                                          380,802                    273,902
  Due to management agent - NHPMC (Note 11)                           48,092                     47,793
  Accrued interest on mortgage notes                                   8,168                      9,275
  Due to partners (Note 8)                                           843,017                    692,117
  Accrued interest on partner loans (Note 8)                         213,417                    188,784
                                                                 -----------                -----------
                                                                   1,981,006                  1,818,925

Tenants' security deposits payable                                   220,495                    233,703

Deferred income                                                       33,918                     17,472

Deferred acquisition notes payable (Note 7)                       14,236,437                 14,236,437

Accrued interest on deferred acquisition notes (Note 7)           16,259,203                 14,423,609

Mortgage notes payable (Note 6)                                   15,854,138                 16,332,048

Partners' equity (deficit)                                       (13,824,906)               (11,890,821)
                                                                 -----------                -----------

                                                                $ 34,760,291               $ 35,171,373
                                                                 ===========                ===========

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF OPERATIONS



                                                                       Years Ended December 31,
                                                          --------------------------------------------------
                                                                1995             1994              1993
                                                                ----             ----              ----
REVENUES:
   Rental income (Note 4)                                   $ 7,213,519      $ 6,990,750       $ 6,695,958
   Interest income                                              121,956           77,631            58,288
   Other income                                                 127,359          156,300           161,676
                                                             ----------       ----------        ----------

                                                              7,462,834        7,224,681         6,915,922
                                                             ----------       ----------        ----------

EXPENSES:
   Administrative expenses (Note 11)                            445,966          488,722           487,069
   Operating and maintenance expenses                         2,751,798        2,769,888         2,682,895
   Management and other services from
     related party (Note 11)                                    756,629          729,364           672,982
   Salaries and related benefits to
     related party (Note 11)                                    794,572          828,907           714,683
   Depreciation (Note 2)                                      1,147,876        1,134,639         1,163,045
   Taxes and insurance                                        1,000,067          996,874           943,373
   Financial expenses - primarily interest (Note 6)             242,692          258,500           406,892
   Interest on acquisition notes (Note 7)                     2,075,693        1,555,715         1,389,084
   Annual partnership administrative fees to
     General Partner (Note 8)                                    75,000           75,000            75,000
   Loss on reduction of carrying value of rental
     property (Note 10)                                             -                -           1,900,000
   Other entity expenses                                         40,746           13,704               -
                                                             ----------       ----------        ----------
                                                              9,331,039        8,851,313        10,435,023
                                                             ----------       ----------        ----------

NET LOSS                                                    $(1,868,205)     $(1,626,632)      $(3,519,101)
                                                             ==========       ==========        ==========

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

               COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)



                             National                 The
                             Housing                National              Jeffrey
                           Partnership              Housing                  I.
                           Realty Fund I           Partnership            Friedman               Total
                           -------------           -----------            --------                -----
Equity (deficit) at
  January 1, 1993            $ (6,450,944)           $(151,972)             $(27,687)         $ (6,630,603)

Net loss                       (3,481,565)             (35,191)               (2,345)           (3,519,101)

Distributions                     (21,350)                (217)                 (122)              (21,689)
                              -----------             --------               -------           -----------

Equity (deficit) at
  December 31, 1993            (9,953,859)            (187,380)              (30,154)          (10,171,393)

Net loss                       (1,606,631)             (16,267)               (3,734)           (1,626,632)

Distributions                     (91,746)                (928)                 (122)              (92,796)
                              -----------             --------               -------           -----------

Equity (deficit) at
  December 31, 1994           (11,652,236)            (204,575)              (34,010)          (11,890,821)

Net loss                       (1,847,011)             (18,681)               (2,513)           (1,868,205)

Distributions                     (65,099)                (659)                 (122)              (65,880)
                              -----------             --------               -------           -----------

Equity (deficit) at
  December 31, 1995          $(13,564,346)           $(223,915)             $(36,645)         $(13,824,906)
                              ===========             ========               =======           ===========

Percentage interest at
  December 31, 1993,
  1994 and 1995                        (A)                 (B)                   (C)
                                       ===                 ===                   ===


(A) Holds a 98% limited partnership interest in Gates Mills I Limited Partnership and a 99% limited partnership interest in the nine remaining Local Limited Partnerships.

(B)     Holds a 1% general partnership interest in ten Local Limited
        Partnerships.

(C)     Holds a 1% limited partnership interest in Gates Mills I Limited
        Partnership.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                           LOCAL LIMITED PARTNERSHIPS
                       COMBINED STATEMENTS OF CASH FLOWS


                                                                       Years Ended December 31,
                                                            -----------------------------------------------
                                                                 1995             1994            1993
                                                                 ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Rental receipts                                          $ 7,115,216       $7,003,836       $6,653,357
   Interest receipts                                            113,545           72,667           61,524
   Other receipts                                               145,928          145,190          160,707
   Administrative expenses paid                                (298,941)        (362,318)        (316,677)
   Administrative salaries paid (Note 11)                      (400,145)        (386,854)        (366,940)
   Management fees paid (Note 11)                              (657,060)        (672,354)        (561,690)
   Computer and accounting fees paid (Note 11)                  (77,684)         (77,658)         (77,989)
   Utilities paid                                            (1,384,518)      (1,391,254)      (1,332,581)
   Operating and maintenance expenses paid                   (1,377,259)      (1,330,226)      (1,383,251)
   Operating and maintenance payroll paid (Note 11)            (551,700)        (592,368)        (492,300)
   Real estate taxes paid                                      (412,255)        (431,657)        (442,695)
   Payroll taxes paid                                           (86,895)         (84,541)         (77,800)
   Miscellaneous taxes paid                                     (15,229)         (16,177)         (14,060)
   Property insurance paid                                     (201,675)        (191,051)        (198,057)
   Miscellaneous insurance paid                                (174,094)        (194,606)        (159,188)
   Interest on mortgage notes paid                              (97,890)        (130,428)        (160,831)
   Mortgage insurance premium paid                              (79,255)         (82,162)         (84,217)
   Partnership administrative fee paid to General Partner       (52,500)         (94,494)         (42,878)
   Partnership entity expense paid                                 (752)             -                -
   Interest on partner loans paid                               (39,310)             -                -
   Miscellaneous financial expenses paid                           (200)          10,779          (14,573)
                                                             ----------       ----------       ----------
     Net cash provided by rental operating activities         1,467,327        1,194,324        1,149,861

   Decrease in tenants' security deposits
     held in trust fund                                          18,220            6,050           11,294
   Decrease in tenants' security deposits payable               (13,406)          (8,864)          (7,939)
                                                             ----------       ----------       ----------

     Net cash provided by operating activities                1,472,141        1,191,510        1,153,216
                                                             ----------       ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                       (552,612)        (392,456)        (372,187)
   Payments to mortgage escrow deposits                      (1,321,316)      (1,212,686)      (1,119,760)
   Disbursements from mortgage escrow deposits                1,186,710        1,163,538        1,030,899
   Increase in receivable from mortgagee                        (97,282)             -                -

   Payment of deferred costs                                      2,046              -                -

   Interest earned on mortgage escrow deposits                  (69,515)         (56,323)         (43,475)
   Interest withdrawn from mortgage escrow deposits                 -                668            2,431
                                                             ----------       ----------       ----------
     Net cash used in investing activities                     (851,969)        (497,259)        (502,092)
                                                             ----------       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of principal on mortgage notes payable             (477,910)        (442,742)        (410,172)
   Distributions to partners                                    (65,880)         (92,796)         (21,689)
   Payment of accrued interest on deferred acquisition note    (144,770)             -                -
   Loans from General Partner                                       -                -              2,000
   Repayment of loans from partner                               (6,927)          (9,803)             -
                                                             ----------       ----------       ----------
     Net cash used in financing activities                     (695,487)        (545,341)        (429,861)
                                                             ----------       ----------       ----------

NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS                                     (75,315)         148,910          221,263

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                             713,441          564,531          343,268
                                                             ----------       ----------       ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $   638,126      $   713,441      $   564,531
                                                             ==========       ==========       ==========

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)


                                                                           Years Ended December 31,
                                                                 -------------------------------------------
                                                                     1995           1994            1993
                                                                     ----           ----            ----
RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

     Net loss                                                    $(1,868,205)   $(1,626,632)    $(3,519,101)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
        Depreciation                                               1,147,876      1,134,639       1,163,045
        Loss on reduction of carrying value of rental property           -              -         1,900,000
        Mortgagor entity expenses
          (primarily interest on acquisition notes)                2,255,382      1,688,228       1,652,145
        Decrease (increase) in receivable from tenants, net            4,610         33,555         (16,464)
        Decrease (increase) in other receivables                       1,160         16,151         (18,248)
        Decrease (increase) in insurance proceeds receivable         111,963       (129,586)            -
        Decrease (increase) in receivable for FHA subsidy             (8,342)        19,856          26,060
        (Increase) decrease in interest receivable                    (6,811)        (3,322)          5,596
        Decrease (increase) in prepaid taxes and insurance             4,981         24,358          84,837
        Increase in deferred costs                                    (7,706)           -               -
        (Decrease) increase in trade payables and accrued
          expenses                                                  (199,112)        92,212         (92,708)
        (Decrease) increase in excess rents due HUD                     (515)        28,786           5,624
        Decrease in accrued interest on mortgage notes                (1,107)        (2,749)         (2,438)
        Increase (decrease) in accrued real estate taxes             106,900         53,766         (30,141)
        (Decrease) increase in management fee payable                 (1,522)       (35,780)         27,847
        Increase (decrease) in deferred income                        20,337         (4,664)          6,661
        Decrease in tenants' security deposits held in
          trust fund                                                  18,022          6,050          10,546
        Decrease in tenants' security deposits payable               (13,208)        (8,864)         (7,167)
        Partnership administrative fee paid to General Partner       (52,500)       (94,494)        (42,878)
        Partnership entity expense paid                                 (752)           -               -
        Interest on partner loans                                    (39,310)           -               -
                                                                  ----------     ----------      ----------

   Total adjustments                                               3,340,346      2,818,142       4,672,317
                                                                  ----------     ----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        $ 1,472,141    $ 1,191,510     $ 1,153,216
                                                                  ==========     ==========      ==========

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS



1. SUMMARY OF PARTNERSHIP ORGANIZATION, BASIS OF COMBINATION AND SIGNIFICANT ACCOUNTING POLICIES

        Organization

        National Housing Partnership Realty Fund I (the Partnership) is a limited partnership organized on October 21, 1983, under the laws of the State of Maryland under the Maryland Revised Uniform Limited Partnership Act. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in Local Limited Partnerships, each of which owns and operates an existing rental housing project which is financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development (HUD). A substantial portion of each Local Limited Partnership is received from the housing assistance agreement discussed in Note 4 below. On May 25, 1984, inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

        During 1984, the Partnership acquired a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships, each of which was organized during 1984 to acquire and operate an existing rental housing project originally organized under Section 236 of the National Housing Act. As a limited partner in these Local Limited Partnerships, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements.

        Basis of Combination

        The combined financial statements include the accounts of the following ten Local Limited Partnerships in which the Partnership holds a limited partnership interest.

        Fairmeadows Limited Partnership
        Forest Green Limited Partnership
        Gates Mills I Limited Partnership
        Griffith Limited Partnership
        Hurbell IV Limited Partnership
        Northgate Village Limited Partnership
        San Jose Limited Partnership
        Southridge Apartments Limited Partnership
        Southward Limited Partnership
        Village Green Limited Partnership

        Significant Accounting Policies

        The financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. For nine of the Local Limited Partnerships, depreciation of the buildings and improvements is computed using the straight-line method, assuming a 50-year life from the date of initial occupancy, and depreciation of equipment is calculated using accelerated methods over estimated useful lives of 5 to 27 years. Depreciation of the buildings and improvements is computed using the straight-line method, assuming a 30-year life and a 30% salvage value for one of the Local Limited Partnerships. Cash distributions are limited by the Regulatory Agreement between the Local Limited

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)



Partnerships and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus in excess of current requirements.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        For purposes of the statements of cash flows, the Local Limited Partnerships consider all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents.

2.      CHANGE IN ESTIMATE

        During 1993, for nine of the Local Limited Partnerships, depreciation of the building has been computed using the straight-line method, assuming a 50-year life from the date of initial occupancy at the time of construction or after substantial rehabilitation of the building. Depreciation of the building in prior years was computed using the straight-line method, assuming a 30-year life and 30% salvage value. This change in the estimate of the life and salvage value of the building decreased the combined net loss in 1993 by $45,125.

3.      ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

                                                                                December 31,
                                                                 ----------------------------------------
                                                                      1995                    1994
                                                                      ----                    ----
             Due from tenants                                       $ 35,720                 $ 31,504
             Rental assistance receivable (see Note 4)                25,759                   17,417
             Accrued interest receivable                              23,129                   16,318
             Due from mortgagee                                       97,282                      -
             Insurance proceeds                                       17,623                  129,586
             Other                                                     6,105                    7,265
                                                                     -------                  -------

                                                                     205,618                  202,090

             Less allowance for uncollectible accounts               (22,694)                 (13,868)
                                                                     -------                  -------

             Net accounts receivable                                $182,924                 $188,222
                                                                     =======                  =======

4.      HOUSING ASSISTANCE AGREEMENTS

        The Federal Housing Administration (FHA) has contracted with the ten Local Limited Partnerships under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are five years with either one or two five-year renewal options. The agreements expire at various dates over the next ten years. Each Local Limited

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)



Partnership has an agreement in effect during 1996. Four Local Limited Partnerships have assistance agreements which expire during June and September 1996. Fairmeadows and Lakeview Apartments Section 8 subsidy contracts covering 90 and 60 units, respectively, are scheduled to expire in September 1996. Additionally, Gates Mills I and Hurbell IV have contracts for 107 and 60 units, respectively, scheduled to expire in June, 1996. In January 1996, President Clinton signed into law H.R. 2880. This legislation includes a provision that requires HUD to provide a one-year renewal for Section 8 contracts scheduled to expire during the first nine months of 1996. All other Section 8 contracts are scheduled to expire between 1997 and 2003. The Local Limited Partnerships received a total of $3,467,209, $3,291,320 and $2,973,210 in the form of housing assistance payments during 1995, 1994 and 1993, respectively, which is included in "Rental Income" on the combined statements of operations.

5.      RENTAL PROPERTY

        Rental property consists of the following:

                                                                                December 31,
                                                                  -------------------------------------
                                                                       1995                   1994
                                                                       ----                   ----
             Land                                                 $  3,559,204           $  3,559,204
             Buildings and improvements                             35,436,379             35,436,379
             Equipment and furniture                                 3,970,949              3,340,320
                                                                   -----------            -----------

                                                                    42,966,532             42,335,903

             Less accumulated depreciation                         (11,969,090)           (10,821,214)
                                                                   -----------            -----------

             Net rental property                                  $ 30,997,442           $ 31,514,689
                                                                   ===========            ===========


        As further described in Note 10, during 1993 two of the Local Limited Partnerships recorded adjustments aggregating $1,900,000 to reduce the carrying value of the rental properties to their estimated net realizable value.

6.      MORTGAGE NOTES PAYABLE

        The mortgage notes payable are insured by FHA and collateralized by first deeds of trust on the rental properties. The notes bear interest at rates ranging from 7% to 8.5% per annum. However, FHA makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the forty-year term of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral, plus other amounts deposited with the lenders.

        Under agreements with the mortgage lenders and FHA, the Local Limited Partnerships are required to make monthly escrow deposits for taxes, insurance and reserves for the replacement of project assets, and are subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)



        Approximate maturities of mortgage notes payable for the next five years are as follows:

                           1996                      $516,000
                           1997                      $557,000
                           1998                      $601,000
                           1999                      $649,000
                           2000                      $701,000

7.      DEFERRED ACQUISITION NOTES PAYABLE

        The deferred acquisition notes bear simple interest at rates of 9% and 10% per annum. These notes are nonrecourse and are collateralized by security interests in all partnership interests of the Local Limited Partnerships. All principal balances and accrued interest are payable upon the earlier of the sale, transfer or refinancing of the projects, or the final maturity date of the notes. The notes may be extended for periods ranging from two to five years. The notes may be prepaid in whole or in part at any time without penalty.

        Maturities of deferred acquisition notes payable as of December 31, 1995, are as follows:

                   Matured, due and payable                $ 4,015,475
                   1996                                            -
                   1997                                      1,199,396
                   1998                                      1,608,550
                   1999 and thereafter                       7,413,016
                                                            ----------

                                                           $14,236,437
                                                            ==========

        The deferred acquisition notes on Fairmeadows and Southridge apartments matured in September and October 1994. From the date of maturity, interest accrues at 18% per annum. The noteholders have not declared the notes to be in default, and the General Partner is negotiating with the noteholders to obtain an amendment of the notes to extend the due date.

        On October 2, 1995, Forest Green and Village Green Limited Partnerships entered into a discount buyout agreement for early settlement of their deferred acquisition notes and related accrued interest payable. The agreements provide for a total buyout amount of $175,000 per Partnership, payable in two installments. The first installments of $120,000 each, which were applied against accrued interest on deferred acquisition note payable, were paid upon execution of the agreements. The final installments of $55,000 each are due on or before May 1, 1996. The Local Limited Partnerships have the option of extending the due date of the final installments to June 3, 1996. The first installments were paid with $104,395 and $40,375, respectively, in available surplus cash and $15,605 and $79,625, respectively in proceeds from a partner loan.

        The Partnerships anticipate paying the final installments with surplus cash generated during 1995. If surplus cash is insufficient to pay the final installment, the Local Limited Partnerships anticipate obtaining a loan from the General Partner to make the final payment. Upon payment of the final installment, the balance of the deferred acquisition notes payable and related accrued interest ($1,398,910 and $1,409,813, respectively, as of December 31, 1995) will be relieved. The deferred acquisition notes will remain in full force and effect until the final installments are

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)



paid. If the final installments are not made before the due date, the buyout agreements are terminated and the deferred acquisition notes will remain in force through their original maturity date of September 6, 1999.

        During 1993, the deferred acquisition notes on five Local Limited Partnerships were extended to due dates in 1999 or later.

8.      DUE TO PARTNERS

        The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, The National Housing Partnership (NHP), of $75,000 during 1995, 1994 and 1993, respectively. Payments of these fees are made to NHP without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 1995, 1994 and 1993, the Local Limited Partnerships paid $52,500, $94,494 and $42,878, respectively. The accumulated fees owed to NHP are $387,769, $365,269 and $384,763, at December 31, 1995, 1994 and 1993, respectively.

        During 1995 and 1994, NHP advanced $39,049 and $9,553 to six Local Limited Partnerships for expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). During 1995 and 1994, one and two Local Limited Partnerships made payments of principal of $6,927 and $9,803 and interest of $1,749 and $890, respectively. Eight Local Limited Partnerships owe a total of $62,518 to NHP at December 31, 1995 and seven Local Limited Partnerships owed $30,396 to NHP at December 31, 1994. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%.

        During 1995, the Partnership advanced $96,280 and $2,300 to two Local Limited Partnerships. No advances were repaid to the Partnership in 1995 and 1994. During 1995, one Local Limited Partnership made a payment of interest at $37,561. At December 31, 1994 and December 31, 1993, the balance owed the Partnership by six Local Limited Partnerships was $392,730 and $296,450, respectively. Interest is charged at the Chase Manhattan Bank rate of prime plus 2%.

        During 1993, the Local Limited Partnerships revised their estimate of interest to be paid due to a trend in government initiatives providing economic incentives to owners of subsidized multifamily housing, which may someday result in refinancing opportunities and increased allowable distributions, which would provide cash to pay interest. Accordingly, accrued interest of $143,396 owed on the above loans was recorded. Of this amount, $102,867 relates to periods prior to 1993 and $40,529 relates to 1993. During 1995 and 1994, interest of $63,943 and $46,278, respectively, were accrued. Accrued interest at December 31, 1995 and 1994 was $213,417 and $188,784, respectively.

        All advances and accumulated interest will be paid in conformity with HUD and/or other regulator requirements and applicable partnership agreements.

 9.     FEDERAL AND STATE INCOME TAXES

        The Local Limited Partnerships are not taxed on their income. The partners are taxed in their individual capacities upon their distributive share of the partnerships' taxable income and are allowed the benefits to be derived from offsetting their distributive share of the tax losses against taxable income from other sources subject to passive

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)



loss rule limitations. The taxable income or loss differs from amounts included in the statement of operations primarily because of different methods used in determining depreciation expense and interest on acquisition notes for tax purposes.

        For Federal income tax purposes, the Local Limited Partnerships compute depreciation of the buildings and improvements using the Accelerated Cost Recovery System (ACRS) and the Modified Accelerated Cost Recovery System (MACRS). Rent received in advance is included as income in determining the taxable income or loss for Federal income tax purposes; while for financial statement purposes the amount is considered a liability. In addition, interest expense on the acquisition notes payable by the Local Limited Partnerships is computed for Federal income tax purposes using the economic accrual method; while for financial statement purposes interest is computed using a simple interest rate. Other differences result from the allocation of tax losses in accordance with Section 704(b) of the Internal Revenue Code.

        A reconciliation follows:

                                                                        Years Ended December 31,
                                                           --------------------------------------------------
                                                                 1995             1994              1993
                                                                 ----             ----              ----
     Net loss per financial statements                      $(1,868,205)     $(1,626,632)      $(3,519,101)

     Depreciation                                              (870,916)        (872,269)         (811,735)
     Interest on acquisition notes payable                     (188,974)        (229,057)         (163,801)
     Rent received in advance                                       195           (3,622)           (1,133)
     Accrued interest on partner loans                           24,633           45,388           142,986
     Loss on reduction of carrying value
       of rental property                                           -                -           1,900,000
     Other                                                       33,251            7,743             8,203
                                                             ----------       ----------        ----------

     Loss per tax returns                                   $(2,870,016)     $(2,678,449)      $(2,444,581)
                                                             ==========       ==========        ==========


10.     LOSS ON REDUCTION OF CARRYING VALUE OF RENTAL PROPERTY

        For operating real estate property, generally accepted accounting principles (GAAP) require that the Local Limited Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of its property, plus cash projected to be received upon an assumed sale of the property (Net Realizable Value) is less than the net carrying value of the property. If such a shortfall exists, is material, and is deemed to be other than temporary in nature, then a write-down equal to the shortfall would be warranted. The Local Limited Partnership performs such evaluations on an ongoing basis.

        During 1993, using a methodology consistent with GAAP, two of the Local Limited Partnerships, Griffith Limited Partnership and Southward Limited Partnership, determined that the net book value of their respective rental property exceeded the rental properties' estimated net realizable value. As required by GAAP, the Local Limited Partnerships recorded adjustments aggregating $1,900,000 to reduce the carrying value of the rental properties to their estimated net realizable value.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)



        Additionally, regardless of whether a write-down of an individual property has been recorded or not, the carrying value of each of these properties may still exceed their fair market value as of December 31, 1995. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting For The Impairment of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" (the "Statement") effective for financial statements for fiscal years beginning after December 15, 1995. Adoption of this Statement during the year ending December 31, 1996 will require an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell. The Local Limited Partnerships have not estimated the effect of implementing the Statement. Adoption of the Statement for the year ending December 31, 1996 could have a significant impact (noncash) on the results of operations and financial position.

11.     RELATED-PARTY TRANSACTIONS

        The General Partner of the Partnership is NHP. National Corporation for Housing Partnerships (NCHP) is the sole general partner of NHP. NHP is the sole general partner of the Local Limited Partnerships. An affiliate of the General Partner, NHP Management Company (NHPMC) is the project management agent for the projects operated by eight of the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned $756,629, $729,364 and $672,982, for management fees and other services provided to the Local Limited Partnerships during 1995, 1994 and 1993, respectively. As of December 31, 1995 and 1994, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $48,092 and $47,793, respectively.

        Personnel working at the project sites, which are managed by NHPMC, are NCHP employees, and therefore the projects reimburse NCHP for the actual salaries and related benefits. At December 31, 1995 and 1994, trade payables include $60 and $9,151, respectively, due to NCHP. Total reimbursements for salaries and benefits for the years ended December 31, 1995, 1994 and 1993, were approximately $795,000, $828,000 and $747,000, respectively.

        An affiliate of the Local Partner of one of the Local Limited Partnerships provides management services for the property owned by the Local Limited Partnership. During 1995, they received $69,977 for these services, and in 1994 they received $73,541 for these services. Additionally, in 1995 and 1994, $4,949 and $4,593, respectively, was paid to another affiliate of this Local Partner for painting services.

12.     FUTURE OPERATIONS AND CASH FLOWS

        As discussed in Note 7, all of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due the original owner of each property. With the exception of Fairmeadows Limited Partnership and Southridge Limited Partnership, these notes will reach final maturity between 1997 and 1999. Fairmeadows and Southridge notes matured on September 24, 1994 and October 18, 1994, respectively. These notes are secured by both the Partnership's and NHP's interests in the respective Local Limited Partnerships. In the event of a default on the notes, the noteholder would be able to assume NHP's and the Partnership's interests in Fairmeadows and Southridge. Currently, the noteholder has not declared the notes to be in default.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)



        Due to the weakness in the rental market conditions where the Fairmeadows and Southridge properties are located, the General Partner believes the amounts due on the acquisition notes will likely exceed the value to be obtained through the properties' participation in LIHPRHA or other sale or refinancing opportunities. The General Partner is negotiating with the noteholder to obtain an amendment of the note to extend the due date. Should no agreement be reached, the Partnership may lose its interest in these Local Limited Partnerships. Should the Partnership lose its interest in these Local Limited Partnerships, the partners in the Partnership may incur adverse taxable consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation.

        The total assets, deficit, revenues, and net loss of Fairmeadows and Southridge represent 30%, 27%, 31% and 58%, respectively, of the applicable amounts included in the accompanying combined financial statements as of December 31, 1995 and for the year then ended.

13.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The mortgage notes payable are insured by the FHA and are secured by the rental property. The operations generated by the rental property are subject to various government rules, regulations and restrictions which make it impracticable to obtain the information to estimate the fair value of the mortgage note and the partner loans and related accrued interest. For the deferred acquisition notes and related accrued interest, a reasonable estimate of fair value could not be made without incurring excessive costs. The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

14.     NON-CASH INVESTING ACTIVITY

        During 1995, six of the Local Limited Partnerships incurred costs in the aggregate of $98,696 for buildings and equipment which are included in trade payables as of December 31, 1995. Included in trade payables as of December 31, 1994 is $22,570 of such costs incurred by five Local Limited Partnerships.

 15.    CONTINGENCY

        For Fairmeadows Limited Partnership, the local taxing authority has assessed the value of the rental property much higher than in prior years. As a result, real estate taxes for 1995 have been increased by the taxing authority to approximately $120,000 from approximately $50,000 in the prior year. The Local Limited Partnership has appealed the new assessment and has accrued $74,000 for real estate tax expense in the accompanying financial statements. The remaining balance of $46,000 is in dispute and no provision for this amount has been included in the financial statements.