Form 10-Q
period 1996-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 1996-08-05
CIK 731131

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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



                               8065 LEESBURG PIKE
                                   SUITE 400
                          VIENNA, VIRGINIA 22182-2738
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (703) 394-2400
              (Registrant's telephone number, including area code)

                             1225 EYE STREET, N.W.
                             WASHINGTON, D.C. 20005
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION


                                                    June 30,               December 31,
                                                      1996                     1995
                                              --------------------       --------------------

                                    ASSETS
                                    ------
 Cash and cash equivalents                            $ 45,930             $      356
 Distribution receivable                                11,957                 11,957
 Investments in and advances to

  Local Limited Partnerships (Note 2)                  818,974                  -
                                                       -------               --------

                                                      $876,861             $   12,313
                                                       =======               ========


                  LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                  ------------------------------------------

 Liabilities:
  Administrative and reporting fee
    payable to General Partner (Note 3)                700,376                657,180
  Due to General Partner                                 9,911                  -
  Accrued expenses                                      20,683                 42,761
                                                       -------               --------
                                                       730,970                699,941
                                                       -------               --------

 Partners' equity (deficit):
  General Partner -- The National
    Housing Partnership (NHP)                          (93,906)              (102,241)
  Original Limited Partner --
    1133 Fifteenth Street Associates                   (98,806)              (107,141)
  Other Limited Partners -- 11,519
    investment units                                   338,603               (478,246)
                                                       -------               --------
                                                       145,891               (687,628)
                                                       -------               --------
                                                      $876,861             $   12,313
                                                       =======               ========





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS

                                                                 Three Months Ended June 30,           Six Months Ended June 30,
                                                                 ---------------------------           -------------------------
                                                                     1996           1995                  1996           1995
                                                                 -------------   -----------           ------------  -----------
REVENUES:
  Share of income from Local Limited
    Partnerships                                                      $ 11,469       $   -            $ 11,469      $   -
  Distributions and repayments received
    in excess of investment in and
    advances to Local Limited Partnerships                              83,616           -              83,616          -
  Interest income                                                       24,278             112          24,613            771
                                                                       -------        --------         -------       --------
                                                                       119,363             112         119,698            771
                                                                       -------        --------         -------       --------
COSTS AND EXPENSES:
  Administrative and reporting fees
    to General Partner (Note 3)                                         21,598          21,598          43,196         43,196
  Other operating expenses                                              11,373          13,234          27,016         24,731
                                                                       -------        --------         -------       --------
                                                                        32,971          34,832          70,212         67,927
                                                                       -------        --------         -------       --------
NET PROFIT (LOSS) BEFORE
 EXTRAORDINARY ITEM                                                     86,392         (34,720)         49,486        (67,156)

EXTRAORDINARY ITEM - SHARE OF
 GAIN ON EXTINGUISHMENT OF DEBT                                        784,033           -             784,033          -
                                                                       -------        --------         -------       --------

NET PROFIT (LOSS)                                                     $870,425       $ (34,720)       $833,519      $ (67,156)
                                                                       =======        ========         =======       ========
NET PROFIT (LOSS) BEFORE
 EXTRAORDINARY ITEM ASSIGNABLE
 TO LIMITED PARTNERS                                                  $ 84,664       $ (34,024)       $ 48,496      $ (65,812)

EXTRAORDINARY ITEM - GAIN ON
 EXTINGUISHMENT OF DEBT
 ASSIGNABLE TO LIMITED PARTNERS                                        768,353           -             768,353          -
                                                                       -------        --------         -------       --------
NET PROFIT (LOSS) ASSIGNABLE TO
 LIMITED PARTNERS                                                     $853,017       $ (34,024)       $816,849      $ (65,812)
                                                                       =======        ========         =======       ========
NET PROFIT (LOSS) BEFORE
 EXTRAORDINARY ITEM PER LIMITED
 PARTNERSHIP INTEREST                                                 $      7       $      (3)       $      4      $      (6)

EXTRAORDINARY ITEM - GAIN ON
 EXTINGUISHMENT OF DEBT PER
 LIMITED PARTNERSHIP INTEREST                                               67           -                  67         -
                                                                       -------        --------         -------       --------
NET PROFIT (LOSS) PER LIMITED
 PARTNERSHIP INTEREST                                                 $     74       $      (3)       $     71      $      (6)
                                                                       =======        ========         =======       ========





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                    STATEMENT OF PARTNER'S EQUITY (DEFICIT)


                                                The National        1133
                                                  Housing         Fifteenth        Other
                                                Partnership        Street         Limited
                                                   (NHP)         Associates      Partners         Total
                                               -------------     ----------      --------         -----
 Deficit at January 1, 1996                       $(102,241)       $(107,141)     $(478,246)      $(687,628)

 Net profit -- six months ended
   June 30, 1996                                      8,335            8,335        816,849         833,519
                                                   --------         --------       --------        --------

 Equity (deficit) at June 30, 1996                $ (93,906)       $ (98,806)     $ 338,603       $ 145,891
                                                   ========         ========       ========        ========
 Percentage interest at
   June 30, 1996                                         1%               1%            98%            100%
                                                   ========         ========       ========        ========
                                                        (A)              (B)            (C)

 (A) General Partner
 (B) Original Limited Partner
 (C) Consists of 11,519 investments units of 0.0085% held by 1,114 investors





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS




                                                                                                   Six Months
                                                                                                  Ended June 30,
                                                                                ----------------------------------------------
                                                                                              1996           1995
                                                                                              -----          ----
                 CASH FLOWS FROM OPERATING ACTIVITIES:
                      Distributions received in excess of investment
                        in and advances to Local Limited Partnerships                   $   47,004       $      -
                      Interest received                                                     24,613            771
                      Operating expenses paid                                              (49,094)       (40,231)
                                                                                         ---------        -------

                      Net cash provided by (used in) operating activities                   22,523        (39,460)
                                                                                         ---------        -------
                 CASH FLOWS FROM INVESTING ACTIVITIES:
                        Advances to Local Limited Partnerships                             (23,472)             -
                        Repayment of loans to Local Limited Partnerships                    36,612              -
                                                                                         ---------        -------

                           Net cash provided by investing activities                        13,140              -

                 CASH FLOWS FROM FINANCIAL ACTIVITIES:
                        Advances from General Partner                                        9,911              -
                                                                                         ---------        -------

                        Net increase (decrease) in cash and cash
                        equivalents                                                         45,574        (39,460)

                 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                356         47,636
                                                                                         ---------        -------

                 CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   45,930       $  8,176
                                                                                         =========        =======

                 RECONCILIATION OF NET PROFIT (LOSS) TO NET CASH
                      PROVIDED BY (USED IN) OPERATING ACTIVITIES:
                        Net profit (loss)                                                  833,519       $(67,156)
                                                                                         ---------        -------
                        Adjustments to reconcile net loss to net cash
                          used in operating activities:
                           Share of income from Local Limited Partnerships                 (11,469)
                           Share of gain on extinguishment of debt                        (784,033)
                           Repayment of advances to Local Limited Partnerships             (36,612)
                           Increase in administrative and reporting fees payable            43,196         43,196
                           Decrease in other accrued expenses                              (22,078)       (15,500)
                                                                                         ---------        -------

                             Total adjustments                                            (810,996)        27,696
                                                                                         ---------        -------

                        Net cash provided by (used in) operating activities             $   22,523       $(39,460)
                                                                                         =========        =======




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

         While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in NHP Realty Fund I's Annual Report filed in Form 10-K for the year ended December 31, 1995.

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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS




(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of December 31, 1995, investments in all ten of the Local Limited Partnerships had been reduced to zero. However, during the six months ended June 30, 1996, Forest Green and Village Green Limited Partnerships completed discounted buyout agreements for early settlement of their deferred acquisition notes and related accrued interest payable, resulting in gains of $1,367,662 and $1,378,734, respectively, for the two Local Limited Partnerships. As a result, the Partnership has recorded its share of income and gain on extinguishment of debt, net of previously unrecorded losses of $1,934,899, in the two Local Limited Partnerships which amounted to $11,469 and $784,033, respectively, for the six months ended June 30, 1996. The Partnership did not recognize $1,120,563 and $665,651 of losses, from the eight and ten Local Limited Partnerships during the six months ended June 30, 1996 and 1995, respectively. As of June 30, 1996 and December 31, 1995, the Partnership has not recognized a total of $12,116,357 and $12,930,693, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at June 30, 1996 and December 31, 1995, for eight and ten Local Limited Partnerships, respectively. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS





         During the six months ended June 30, 1996, the Partnership advanced $23,472 to Village Green Local Limited Partnership to complete a discounted buyout agreement for early settlement of the property's deferred acquisition note and accrued interest payable. No advances were made by the Partnership during the six months ended June 30, 1995. During the six months ended June 30, 1996, repayments of advances of $36,612 and accrued interest of $24,277 were received from two Local Limited Partnerships. These repayments were credited as distributions and repayments received in excess of investment in Local Limited Partnerships. No repayments of advances were made to the Partnership during the six months ended June 30, 1995. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $379,590 as of June 30, 1996.

         The following are combined statements of operations for the three months and six months ended June 30, 1996 and 1995, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS




                       COMBINED STATEMENTS OF OPERATIONS


                                              Three Months Ended                     Six Months Ended
                                                  June 30,                              June 30,
                                      -----------------------------------    --------------------------------
                                           1996               1995               1996               1995
                                           ----               ----               ----               ----
Rental income                          $ 1,837,637         $ 1,812,967        $ 3,636,725         $ 3,599,500
Other income                                86,109              76,939            167,267             124,191
                                        ----------          ----------         ----------          ----------

 Total income                            1,923,746           1,889,906          3,803,992           3,723,691
                                        ----------          ----------         ----------          ----------

Operating expenses                       1,333,119           1,164,106          2,569,154           2,314,677
Interest, taxes and
 insurance                                 875,399             835,949          1,765,233           1,508,296
Depreciation                               303,392             270,313            591,406             574,339
                                        ----------          ----------         ----------          ----------

 Total expenses                          2,511,910           2,270,368          4,925,793           4,397,312
                                        ----------          ----------         ----------          ----------
Net loss before
 extraordinary item                       (588,164)           (380,462)        (1,121,801)           (673,621)

Gain on extinguishment
 of debt                                 2,746,396               -              2,746,396               -
                                        ----------          ----------         ----------          ----------

 Net profit (loss)                     $ 2,158,232         $  (380,462)       $ 1,624,595        $   (673,621)
                                        ==========          ==========         ==========          ==========
National Housing
 Partnership Realty
 Fund I share of
 profits (losses)                      $ 2,137,384         $  (376,061)       $ 1,609,838        $   (665,651)
                                        ==========          ==========         ==========          ==========


(3)    TRANSACTIONS WITH THE GENERAL PARTNER

       During the six month periods ended June 30, 1996 and 1995, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $43,196 for services provided to the Partnership. No payments for these fees were made during each of the respective periods. The amount due the General Partner by the Partnership was $700,376 and $657,180 at June 30, 1996 and December 31, 1995, respectively.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS





       During the six months ended June 30, 1996, the General Partner advanced $9,911 to the Partnership to fund operating expenses. the amount owed to the General Partner by the Partnership for operating advances was $9,911 at June 30, 1996. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Accrued interest on this loan as of June 30, 1996 totaled $183.

       The advances and accrued administrative and reporting fees payable to the General Partner will be paid only as cash flow permits or from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

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

Net cash provided by operations for the six months ended June 30, 1996 was $22,523 as compared to cash used in operations of $39,460 for the six months ended June 30, 1995. The increase in cash provided by operations resulted from an increase in distributions received in excess of investment in and advances to Local Limited Partnerships and an increase in interest income partially offset by an increase in operating expenses paid during the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

During the six months ended June 30, 1996, the Partnership advanced $23,472 to Village Green Local Limited Partnership to complete a discounted buyout agreement for early settlement of the property's deferred acquisition note and accrued interest payable. No advances were made by the Partnership during the six months ended June 30, 1995. During the six months ended June 30, 1996, repayments of advances of $36,612 and accrued interest of $24,277 were received from two Local Limited Partnerships. These repayments were credited as distributions and repayments received in excess of investment in Local Limited Partnerships. No repayments of advances were made to the Partnership during the six months ended June 30, 1995. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $379,590 as of June 30, 1996.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 1996, investments in eight of the ten Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. There were no cash distributions during the six months ended June 30, 1995. Cash distributions of $47,004 from two Local Limited Partnerships were received during the six months ended June 30, 1996. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS





Cash and cash equivalents amounted to $45,930 at June 30, 1996. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 1996, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at June 30, 1996, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $700,376 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

National Corporation for Housing Partnerships was a significant participant in the drafting and passage of the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). LIHPRHA creates a procedure under which owners of properties assisted under the HUD Section 236 or 221(d)(3) program may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. When the appropriation for the Department of Housing and Urban Development (which administers LIHPRHA) for the 1996 fiscal year was approved, funding for the program was limited. The appropriation for LIHPRHA for fiscal year 1996 was recently exhausted. None of the Local Limited Partnerships received incentives under the program. At this point, it is not clear whether LIHPRHA will receive funding from Congress in future fiscal years. Even if the program receives funding, it is not certain that any of the Local Limited Partnerships will receive incentives under LIHPRHA.

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

The Fairmeadows and Southridge notes finally matured on September 24, 1994 and October 18, 1994, respectively. The noteholders have not yet formally declared the notes in default. The General Partner has been negotiating with the noteholders to extend the maturity date of the notes. To date, these negotiations have been unsuccessful. Should no agreement be reached, and the

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




noteholders declare the notes in default and proceed to foreclose, the Partnership may lose its interest in these Local Limited Partnerships. A loss of interest in these Local Limited Partnerships may cause the partners in the Partnership to incur adverse tax consequences. Such tax consequences will be dependent on each partner's individual tax situation. The General Partner is continuing efforts to renegotiate these notes. There can be no assurance that the General Partner will be successful in its efforts to renegotiate the terms of these notes.

On October 2, 1995, Village Green and Forest Green Limited Partnerships entered into Note Purchase and Sale Agreements ("Agreements") for the discounted purchase of the deferred acquisition notes due to the original owners of these Properties. The Agreements require two installment payments totaling $175,000 for the purchase of each of the notes. The initial installment payments of $120,000 each were made upon execution of the Agreements. The final installments of $55,000 each were paid on May 1, 1996.

The Forest Green Local Limited Partnership paid the final installment with surplus cash generated during 1995. The final installment for the Village Green Local Limited Partnership was made with $21,201 of surplus cash generated during 1995 and by obtaining partner loans from the Partnership and the General Partner of $23,472 and $237, respectively. As a result of the payment of the final installments, the balances of the total deferred acquisition notes payable and related accrued interest have been reduced to zero, resulting in gains on extinguishment of debt of $1,367,662 and $1,378,734 for Forest Green and Village Green Limited Partnerships, respectively, for the six months ended June 30, 1996.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. In prior years, results of operations of NHP Realty Fund I were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are noncash in nature. Because the investments in and advances to Local Limited Partnerships have been reduced to zero in prior years, the Partnership's share of the operations of the Local Limited Partnerships is no longer being recorded. However, during the six months ended June 30, 1996, Forest Green and Village Green Limited Partnerships completed discounted buyout agreements for early settlement of their deferred acquisition notes and related accrued interest payable, resulting in gains of $1,367,662 and $1,378,734, respectively, for the two Local Limited Partnerships. As a result, the Partnership has recorded its share of income and gain on extinguishment of debt of $11,469 and $784,033, respectively, net of previously unrecorded losses, in the two Local Limited Partnerships for the six months ended June 30, 1996.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




The Partnership realized a net profit before extraordinary item of $49,486 for the six months ended June 30, 1996, compared to a net loss of $67,156 for the six months ended September 30, 1995. Net profit before extraordinary item per unit of limited partnership interest was $4 compared to a net loss per unit of $6 for the 11,519 units outstanding for both periods. The increase in net profit before extraordinary item was primarily due to the increases in share of income from Local Limited Partnerships, distributions received in excess of investment in and advances to Local Limited Partnerships and interest income. Additionally, the Partnership recognized a gain from extinguishment of debt of $784,033 due to the early settlement of the deferred acquisition notes for Village Green and Forest Green during the six months ended June 30, 1996. There was no such gain recognized during the six months ended June 30, 1995. The Partnership did not recognize $1,120,563 of its allocated share of losses before extraordinary item from the eight Local Limited Partnerships for the six months ended June 30, 1996, as the Partnership's net carrying basis in these Partnerships had been reduced to zero. The Partnership's share of operating losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $443,443 between periods, primarily due to an increase in operating expenses and interest accrued on deferred acquisition notes for Fairmeadows and Southridge Limited Partnerships.

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



                             NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                             ------------------------------------------
                             (Registrant)


                             By:     The National Housing Partnership,
                                     its sole General Partner


                             By:     National Corporation for Housing
                                     Partnerships, its sole General Partner



August 5, 1996               By:                        /s/
- --------------                       -----------------------------------------
                                     Jeffrey J. Ochs
                                     As Vice President and Chief Accounting
                                       Officer