Form 10-Q
period 1996-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 1996-11-12
CIK 731131

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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


                               8065 LEESBURG PIKE
                                   SUITE 400
                             VIENNA, VIRGINIA 22182
                    (Address of principal executive offices)
                                   (Zip Code)


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
                        STATEMENTS OF FINANCIAL POSITION


                                                  September 30,
                                                      1996                 December 31,
                                                   (Unaudited)                 1995
                                                  -------------            ------------

                                    ASSETS
                                    ------
 Cash and cash equivalents                            $ 42,779             $      356
 Distribution receivable                                11,957                 11,957
 Investments in and advances to
  Local Limited Partnerships (Note 2)                  821,608                  -
                                                       -------              ---------

                                                      $876,344             $   12,313
                                                       =======              =========
                  LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                  ------------------------------------------
 Liabilities:
  Administrative and reporting fee
    payable to General Partner (Note 3)                721,974                657,180
  Due to General Partner                                 9,911                  -
  Accrued expenses                                      30,566                 42,761
                                                       -------              ---------

                                                       762,451                699,941
                                                       -------              ---------


 Partners' equity (deficit):
  General Partner -- The National
    Housing Partnership (NHP)                          (94,225)              (102,241)
  Original Limited Partner --
    1133 Fifteenth Street Associates                   (99,125)              (107,141)
  Other Limited Partners -- 11,519
    investment units                                   307,243               (478,246)
                                                       -------              ---------

                                                       113,893               (687,628)
                                                       -------              ---------

                                                      $876,344             $   12,313
                                                       =======              =========




                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            Three Months Ended September 30,     Nine Months Ended September 30,
                                            --------------------------------     -------------------------------
                                                 1996              1995              1996             1995
                                            ---------------    -------------     --------------    -------------

REVENUES:
     Share of income from Local Limited
       Partnerships                             $  2,634       $       -           $ 14,103         $       -
     Distributions and repayments received
       in excess of investment in and
       advances to Local Limited Partnerships          -               -             83,616                 -
     Interest income                                 689             259             25,302             1,030
                                                 -------        --------            -------          --------
                                                   3,323             259            123,021             1,030
                                                 -------        --------            -------          --------
COSTS AND EXPENSES:
     Administrative and reporting fees
       to General Partner (Note 3)                21,598          21,598             64,794            64,794
     Other operating expenses                     13,723          10,655             40,739            35,386
                                                 -------        --------            -------          --------
                                                  35,321          32,253            105,533           100,180
                                                 -------        --------            -------          --------
NET PROFIT (LOSS) BEFORE
  EXTRAORDINARY ITEM                             (31,998)        (31,994)            17,488           (99,150)

EXTRAORDINARY ITEM - SHARE OF
  GAIN ON EXTINGUISHMENT OF DEBT                       -               -            784,033                 -
                                                 -------        --------            -------          --------
NET PROFIT (LOSS)                               $(31,998)      $ (31,994)          $801,521         $ (99,150)
                                                 =======        ========            =======          ========
NET PROFIT (LOSS) BEFORE
  EXTRAORDINARY ITEM ASSIGNABLE
  TO LIMITED PARTNERS                           $(31,360)      $ (31,356)          $ 17,136         $ (97,168)

EXTRAORDINARY ITEM - GAIN ON
  EXTINGUISHMENT OF DEBT
  ASSIGNABLE TO LIMITED PARTNERS                       -               -            768,353                 -
                                                 -------        --------            -------          --------
NET PROFIT (LOSS) ASSIGNABLE TO
  LIMITED PARTNERS                              $(31,360)      $ (31,356)          $785,489         $ (97,168)
                                                 =======        ========            =======          ========
NET PROFIT (LOSS) BEFORE
  EXTRAORDINARY ITEM PER LIMITED
  PARTNERSHIP INTEREST                          $     (3)      $      (3)          $      1         $      (8)

EXTRAORDINARY ITEM - GAIN ON
  EXTINGUISHMENT OF DEBT PER
  LIMITED PARTNERSHIP INTEREST                         -               -                 67                 -
                                                 -------        --------            -------          --------
NET PROFIT (LOSS) PER LIMITED
  PARTNERSHIP INTEREST                          $     (3)      $      (3)          $     68         $      (8)
                                                 =======        ========            =======          ========




                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                    STATEMENT OF PARTNER'S EQUITY (DEFICIT)
                                  (UNAUDITED)


                                                 The National        1133
                                                   Housing         Fifteenth        Other
                                                 Partnership        Street         Limited
                                                    (NHP)         Associates      Partners         Total
                                                -------------     ----------      --------         -----

 Deficit at January 1, 1996                       $(102,241)       $(107,141)     $(478,246)      $(687,628)

 Net profit -- nine months ended
   September 30, 1996                                 8,016            8,016        785,489         801,521
                                                   --------         --------       --------        --------

 Equity (deficit) at September 30, 1996           $ (94,225)       $ (99,125)     $ 307,243       $ 113,893
                                                   ========         ========       ========        ========
 Percentage interest at
   September 30, 1996                                    1%                1%           98%            100%
                                                   ========         ========       ========        ========
                                                        (A)               (B)           (C)

 (A) General Partner
 (B) Original Limited Partner
 (C) Consists of 11,519 investments units of 0.0085% held by 1,114 investors





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                               Nine Months
                                                                                            Ended September 30,
                                                                              ---------------------------------------------
                                                                                      1996                        1995

CASH FLOWS FROM OPERATING ACTIVITIES:
     Distributions received in excess of investment in and advances to
       Local Limited Partnerships                                                 $  47,004                  $        -
     Interest received                                                               25,302                       1,030
     Operating expenses paid                                                        (52,934)                    (41,886)
                                                                                   --------                   ---------

       Net cash provided by (used in) operating activities                           19,372                     (40,856)
                                                                                   --------                   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Advances to Local Limited Partnerships                                       (23,472)                          -
       Repayment of loans to Local Limited Partnerships                              36,612                           -
                                                                                   --------                   ---------

         Net cash provided by investing activities                                   13,140                           -

CASH FLOWS FROM FINANCIAL ACTIVITIES:
       Advances from General Partner                                                  9,911                           -
                                                                                   --------                   ---------

       Net increase (decrease) in cash and cash equivalents                          42,423                     (40,856)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          356                      47,636
                                                                                   --------                   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  42,779                  $    6,780
                                                                                   ========                   =========

RECONCILIATION OF NET PROFIT (LOSS) TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       Net profit (loss)                                                          $ 801,521                  $  (99,150)
                                                                                   --------                   ---------
       Adjustments to reconcile net loss to net cash used in operating activities:
            Share of income from Local Limited Partnerships                         (14,103)                          -
            Share of gain on extinguishment of debt                                (784,033)                          -
            Repayment of advances to Local Limited Partnerships                     (36,612)                          -
            Increase in administrative and reporting fees payable                    64,794                      64,794
            Decrease in other accrued expenses                                      (12,195)                     (6,500)
                                                                                   --------                   ---------
              Total adjustments                                                    (782,149)                     58,294
                                                                                   --------                   ---------
       Net cash provided by (used in) operating activities                        $  19,372                  $  (40,856)
                                                                                   ========                   =========





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

         BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature.

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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS




(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of December 31, 1995, investments in all ten of the Local Limited Partnerships had been reduced to zero. However, during the nine months ended September 30, 1996, Forest Green and Village Green Limited Partnerships completed discounted buyout agreements for early settlement of their deferred acquisition notes and related accrued interest payable, resulting in gains of $1,367,662 and $1,378,734, respectively, for the two Local Limited Partnerships. As a result, the Partnership has recorded its share of income and gain on extinguishment of debt, net of previously unrecorded losses of $1,934,899, in the two Local Limited Partnerships which amounted to $14,103 and $784,033, respectively, for the nine months ended September 30, 1996. The Partnership did not recognize $1,495,847 and $1,145,734 of losses, from the eight and ten Local Limited Partnerships during the nine months ended September 30, 1996 and 1995, respectively. As of September 30, 1996 and December 31, 1995, the Partnership has not recognized a total of $12,491,641 and $12,930,693, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at September 30, 1996 and December 31, 1995, for eight and ten Local Limited Partnerships, respectively. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS




         During the nine months ended September 30, 1996, the Partnership advanced $23,472 to Village Green Local Limited Partnership to complete a discounted buyout agreement for early settlement of the property's deferred acquisition note and accrued interest payable. No advances were made by the Partnership during the nine months ended September 30, 1995. During the nine months ended September 30, 1996, repayments of advances of $36,612 and accrued interest of $24,277 were received from two Local Limited Partnerships. These repayments were credited as distributions and repayments received in excess of investment in Local Limited Partnerships. No repayments of advances were made to the Partnership during the nine months ended September 30, 1995. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $379,590 as of September 30, 1996.

         The following are combined statements of operations for the three months and nine months ended September 30, 1996 and 1995, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS




                      COMBINED STATEMENTS OF OPERATIONS


                                        Three Months Ended                     Nine Months Ended
                                          September 30,                         September 30,
                                -------------------------------        -------------------------------
                                     1996               1995               1996               1995
                                     ----               ----               ----               ----

 Rental income                  $ 1,824,183         $ 1,770,108        $ 5,460,908         $ 5,369,608
 Other income                        87,570              54,211            254,837             178,402
                                 ----------          ----------         ----------          ----------

    Total income                  1,911,753           1,824,319          5,715,745           5,548,010
                                 ----------          ----------         ----------          ----------

 Operating expenses               1,299,713           1,295,071          3,868,867           3,609,748
 Interest, taxes and
  insurance                         685,277             716,128          2,450,510           2,224,424
 Depreciation                       303,962             298,698            895,368             873,037
                                 ----------          ----------         ----------          ----------

    Total expenses                2,288,952           2,309,897          7,214,745           6,707,209
                                 ----------          ----------         ----------          ----------

 Net loss before
  extraordinary item               (377,199)           (485,578)        (1,499,000)         (1,159,199)

 Gain on extinguishment
  of debt                             -                   -              2,746,396               -
                                 ----------          ----------         ----------          ----------

    Net (loss) profit           $  (377,199)        $  (485,578)       $ 1,247,396         $(1,159,199)
                                 ==========          ==========         ==========          ==========
 National Housing
  Partnership Realty
  Fund I share of
  (losses) profits              $  (372,650)        $  (480,083)       $ 1,237,188         $(1,145,734)
                                 ==========          ==========         ==========          ==========

(3)    TRANSACTIONS WITH THE GENERAL PARTNER

       During the nine month periods ended September 30, 1996 and 1995, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $64,794 for services provided to the Partnership. No payments for these fees were made during each of the respective periods. The amount due the General Partner by the Partnership was $721,974 and $657,180 at September 30, 1996 and December 31, 1995, respectively.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS





       During the nine months ended September 30, 1996, the General Partner advanced $9,911 to the Partnership to fund operating expenses. the amount owed to the General Partner by the Partnership for operating advances was $9,911 at September 30, 1996. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Accrued interest on this loan as of September 30, 1996 totaled $566.

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

Net cash provided by operations for the nine months ended September 30, 1996 was $19,372 as compared to cash used in operations of $40,856 for the nine months ended September 30, 1995. The increase in cash provided by operations resulted from an increase in distributions received in excess of investment in and advances to Local Limited Partnerships and an increase in interest income partially offset by an increase in operating expenses paid during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995.

During the nine months ended September 30, 1996, the Partnership advanced $23,472 to Village Green Local Limited Partnership to complete a discounted buyout agreement for early settlement of the property's deferred acquisition note and accrued interest payable. No advances were made by the Partnership during the nine months ended September 30, 1995. During the nine months ended September 30, 1996, repayments of advances of $36,612 and accrued interest of $24,277 were received from two Local Limited Partnerships. These repayments were credited as distributions and repayments received in excess of investment in Local Limited Partnerships. No repayments of advances were made to the Partnership during the nine months ended September 30, 1995. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $379,590 as of September 30, 1996.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 1996, investments in eight of the ten Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. There were no cash distributions during the nine months ended September 30, 1995. Cash distributions of $47,004 from two Local Limited Partnerships were received during the nine months ended September 30, 1996. The receipt of

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS




distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $42,779 at September 30, 1996. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 1996, is dependent upon the future receipt of distributions from the Local Limited Partnerships, General Partner advances, or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at September 30, 1996, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $721,974 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

National Corporation for Housing Partnerships was a significant participant in the drafting and passage of the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). LIHPRHA creates a procedure under which owners of properties assisted under the HUD Section 236 or 221(d)(3) program may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. The appropriation for the Department of Housing and Urban Development (which administers LIHPRHA) for the 1997 fiscal year was recently approved and is insufficient to meet existing program demand. As part of this appropriation, Congress directed HUD to suspend processing of any property which had not received approval of a sale or refinancing under LIHPRHA as of the date of enactment of the appropriation, which occurred on September 26, 1996. None of the Local Limited Partnerships received approval of a sale or refinancing under the program within the requisite timeframe and, therefore, none are expected to receive incentives under LIHPRHA in the future. This could have a negative impact on the Partnership's future available capital resources.

All the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due to the original owners of the Properties. In the event of a default on these notes, the noteholders would assume ownership of both NHP's and the Partnership's interests in the Local Limited Partnerships. Notes related to the acquisition of Fairmeadows and Southridge had final maturity dates in 1994 and were renegotiated in 1996 as discussed below. The notes related to Gates Mills and Hurbell IV had 1994 due dates but were extended for five years. All of the other notes have final maturity dates between 1997 and 1999.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS





The Fairmeadows and Southridge deferred acquisition note finally matured on September 24, 1994 and October 18, 1994, respectively. On September 10, 1996, the General Partner and the holders of the acquisition notes entered into a Modification, Renewal and Extension of Note and Lien Agreement (the "Agreements") for each of these two properties effective retroactively to December 31, 1995. Simultaneous with the execution of the Agreements, the General Partner made loans in the amount of $33,314 to the Fairmeadows Local Limited Partnerships and $37,338 to the Southridge Local Limited Partnership to cover interest payments to the note holders of $20,000 for Fairmeadows and $24,000 for Southridge, as well as additional fees required to be paid third parties to accomplish these transactions. The Agreements extend the term of the acquisition notes through December 1, 2011, provided that minimum annual interest installments are paid on or before December 31 of each year beginning in 1996. The annual interest installments, in the amount of $45,000 for Fairmeadows and $50,000 for Southridge to be paid on or before December 31, 1996, will increase each year by the amount of the Consumer Price Index, but no more than 5% and no less than 2.5%. Any failure to pay the annual interest payments required under the provisions of the Agreements will result in a default of the acquisition notes, enabling the holders of the notes to proceed to foreclose. Beyond extending the term of the acquisition notes, the Agreements provide the owner with the option of making a discounted cash payment every year in full satisfaction of amounts due under the notes. The discounted cash payments are calculated as ten times the annual interest payment due in a given year. For example, if the owner decided to exercise this option during 1996, the owner could do so by paying to the note holders ten times the annual interest payment due in 1996 or $450,000 for Fairmeadows and $500,000 for Southridge. The balances of the deferred acquisition notes at September 1996, were $1,848,750 and $2,166,725 with accrued interest of $3,156,875 and $2,872,546 for Fairmeadows and Southridge, respectively. There can be no assurance that the Local Limited Partnerships will have sufficient cash or that the General Partner will loan additional cash to the Local Limited Partnerships, if necessary, to make the annual installment payments required under the Agreements. The failure to make the required payments may result in a loss of interest in these Local Limited Partnerships, which may result in the partners incurring adverse tax consequences.

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

The Forest Green Local Limited Partnership paid the final installment with surplus cash generated during 1995. The final installment for the Village Green Local Limited Partnership was made with

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




$21,201 of surplus cash generated during 1995 and by obtaining loans from the Partnership and the General Partner of $23,472 and $237, respectively. As a result of the payment of the final installments, the balances of the total deferred acquisition notes payable and related accrued interest have been reduced to zero, resulting in gains on extinguishment of debt of $1,367,662 and $1,378,734 for Forest Green and Village Green Limited Partnerships, respectively, for the nine months ended September 30, 1996.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. In prior years, results of operations of NHP Realty Fund I were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued interest on deferred acquisition notes which are noncash in nature. Because the investments in and advances to Local Limited Partnerships have been reduced to zero in prior years, the Partnership's share of the operations of the Local Limited Partnerships is no longer being recorded. However, during the nine months ended September 30, 1996, Forest Green and Village Green Limited Partnerships completed discounted buyout agreements for early settlement of their deferred acquisition notes and related accrued interest payable, resulting in gains of $1,367,662 and $1,378,734, respectively, for the two Local Limited Partnerships. As a result, the Partnership has recorded its share of income and gain on extinguishment of debt of $14,103 and $784,033, respectively, net of previously unrecorded losses, in the two Local Limited Partnerships for the nine months ended September 30, 1996.

The Partnership realized a net profit before extraordinary item of $17,488 for the nine months ended September 30, 1996, compared to a net loss of $99,150 for the nine months ended September 30, 1995. Net profit before extraordinary item per unit of limited partnership interest was $1 compared to a net loss per unit of $8 for the 11,519 units outstanding for both periods. The increase in net profit before extraordinary item was primarily due to the increases in share of income from Local Limited Partnerships, distributions received in excess of investment in and advances to Local Limited Partnerships and interest income. Additionally, the Partnership recognized a gain from extinguishment of debt of $784,033 due to the early settlement of the deferred acquisition notes for Village Green and Forest Green during the nine months ended September 30, 1996. There was no such gain recognized during the nine months ended September 30, 1995. The Partnership did not recognize $270,553 of its allocated share of losses before extraordinary item from the eight Local Limited Partnerships for the nine months ended September 30, 1996, as the Partnership's net carrying basis in these Partnerships had been reduced to zero. The Partnership's share of operating losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $313,059 between periods, primarily due to an increase in operating expenses, partially offset by an increase in rental income.

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



                        NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        ------------------------------------------
                        (Registrant)


                        By:     The National Housing Partnership,
                                its sole General Partner


                        By:     National Corporation for Housing
                                Partnerships, its sole General Partner



November 7, 1996        By:                       /s/
----------------                ----------------------------------------------
                                Jeffrey J. Ochs
                                As Vice President and Chief Accounting Officer