Form 10-K
period 1996-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 1997-03-27
CIK 731131

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                                 ANNUAL REPORT


                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1996...... Commission file number 0-13465
                          -----------------                              -------


  NATIONAL HOUSING PARTNERSHIP REALTY FUND I (A MARYLAND LIMITED PARTNERSHIP)
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                     MARYLAND                              52-1358879
                     --------                              ----------
          (State or other Jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

          8065 LEESBURG PIKE, VIENNA, VA                     22182
          ------------------------------                     -----
     (Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code:             (703) 394-2400
                                                                --------------

Securities registered pursuant to Section 12(b) of the Act:     NONE
                                                                ----

Securities registered pursuant to Section 12(g) of the Act:     11,519 LIMITED PARTNERSHIP INTERESTS
                                                                ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes   X    No
    -----     -----

The registrant is a partnership. Accordingly, no voting stock is held by non-affiliates of the registrant.

Documents incorporated by reference.   NONE
                                       ----

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         1996 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS


                                     PART I

                                                                                   Page
                                                                                   ----

Item 1.      Business                                                               2
Item 2.      Properties                                                             6
Item 3.      Legal Proceedings                                                      6
Item 4.      Submission of Matters to a Vote of Security Holders                    6


                                   PART II

Item 5.      Market for the Registrant's Partnership
               Interests and Related Partnership Matters                            7
Item 6.      Selected Financial Data                                                7
Item 7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                  8
Item 8.      Financial Statements and Supplementary Data                            11
Item 9.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                               29


                                   PART III

Item 10.     Directors and Executive Officers of the Registrant                     30
Item 11.     Executive Compensation                                                 32
Item 12.     Security Ownership of Certain Beneficial
               Owners and Management                                                32
Item 13.     Certain Relationships and Related Transactions                         32


                                   PART IV

Item 14.     Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                                  33

                                     PART I

INTRODUCTION

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Partnership filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including statements regarding the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the properties owned by the Local Limited Partnerships operate, the availability of working capital and dispositions of properties owned by the Partnership.

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

         The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:


           SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
     IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND I HAS AN INVESTMENT

                                                                                Units Authorized     Units Occupied as
                                                           Financed, Insured       for Rental         a Percentage of
          Property Name, Location and            Number      and Subsidized     Assistance Under     Total Units as of
                 Partnership Name               of Units         Under            Section 8(B)       December 31, 1996
 --------------------------------------------   --------   ------------------  -------------------   -----------------

 Fairmeadows                                      200             (A)                  90                  100%
          Duncanville, Texas
          (Fairmeadows Limited Partnership)
 Forest Green                                     100             (A)                  85                   96%
          Gainesville, Florida
          (Forest Green Limited Partnership)
 Howard F. Robbins Tower                          191             (A)                  183                 100%
          Mayfield Heights, Ohio
          (Gates Mills I Limited
          Partnership)
 Lakeview Apartments                              100             (A)                  95                   99%
          Fresno, California
          (Griffith Limited Partnership)
 Northgate Village                                150             (A)                  49                   98%
          Columbus, Georgia
          (Northgate Village Limited
          Partnership)
 Parker Square                                    175             (A)                  140                 100%
          Houston, Texas
          (Southward Limited Partnership)
 San Jose                                         220             (A)                  220                 100%
          San Antonio, Texas
          (San Jose Limited Partnership)

                                                                                Units Authorized     Units Occupied as
                                                           Financed, Insured       for Rental         a Percentage of
          Property Name, Location and            Number      and Subsidized     Assistance Under     Total Units as of
                 Partnership Name               of Units         Under            Section 8(B)       December 31, 1996
 --------------------------------------------   --------   ------------------  -------------------   -----------------

 Southridge                                       232             (A)                  174                  99%
          Austin, Texas
          (Southridge Apartments Limited
          Partnership)
 Talladega Downs                                  100             (A)                  100                 100%
          Talladega, Alabama
          (Hurbell IV Limited Partnership)
 Village Green                                    100             (A)                  77                   95%
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

         The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                                            Subsidized Units         Subsidized Units
                                                              Expiring as a            Expiring as a
                                        Number             Percentage of Total         Percentage of
                                       of Units             Subsidized Units            Total Units
                                       --------          ----------------------    ----------------------

                       1997               657                     54%                       42%
                       1998               304                     25%                       19%
                       1999                62                      5%                        4%
                       2000                76                      6%                        5%
                 Thereafter               114                     10%                        7%
                                        -----                    ---                        --

                      Total             1,213                    100%                       77%
                                        =====                    ===                        ==

         Of the contracts above expiring during 1997, contracts for 560 units expire prior to September 30, 1997. Congress has passed legislation which will provide a one-year renewal contract to replace those contracts.

         The contract covering the remaining 97 units expires in October, 1997. It is uncertain whether this agreement, as well as the agreements expiring subsequent to 1997, will be renewed, and if so, on what terms.

         For the past several years, various proposals have been advanced by HUD, the Congress and others proposing the restructuring of the Section 8. These proposals generally seek to lower subsidized rents to market levels and to lower required debt service costs as needed to ensure financial viability at the reduced rents, but vary greatly as to how that result is to be achieved. Some proposals include a phase-out of project-based subsidies on a property-by-property basis upon expiration of a property's HAP Contract, with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for that geographic area.

         Congress has not yet accepted any of these restructuring proposals and instead has elected to renew expiring Section 8 HAP Contracts for one year terms, generally at existing rents. While the Partnership does not believe that the proposed changes would result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the proposed changes would not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

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

         As discussed in Note 7 to the combined financial statements, eight of the Local Limited Partnerships in which the Partnership has invested have deferred acquisition notes due the original owner of each Property. With the exception of Fairmeadows and Southridge, these notes will reach final maturity between 1997 and 1999. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. In the event of a default on the notes, the noteholders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

         The Fairmeadows and Southridge notes were originally due on September 24, 1994 and October 18, 1994, respectively. On September 10, 1996, the Fairmeadows and Southridge Limited Partnerships and the note holders entered into Modification, Renewal and Extension of Liens Agreements (the "Agreements") effective retroactively to December 31, 1995. The Agreements extended the maturity of the Fairmeadows and Southridge notes to December 1, 2011. Interest on the notes continues to accrue at 10% and is due and payable at maturity; provided, however, that minimum annual installments of interest are paid on or before December 31 of each year, beginning December 31, 1995, and continuing annually thereafter until December 31, 2010. The minimum annual installments of interest have been paid on a timely basis for 1995 and 1996 under the terms of the Agreement (as discussed in Note 3 to the Partnership's Financial Statements). Such minimum annual installments increase each year beginning in 1997, by not less than 2.5% and not more than 5%, based on the Consumer Price Index for All Urban Consumers (CPI-U).

         Prior to December 31, 2010 and provided there then exists no default, the Local Limited Partnerships shall have the right to make a discounted cash payment in full payment and satisfaction of the notes. Such discounted cash payments were specified as $450,000 and $500,000 for 1996 for Fairmeadows and Southridge, respectively, and increase each year calculated as ten times the minimum annual installment of interest due in that year (as discussed in Note 3 to the Partnership's Financial Statements).

         Griffith Limited Partnership has a deferred acquisition note and related accrued interest due on October 31, 1997, with a balance of $2,511,678 at December 31, 1996, which raises substantial doubt about the Local Limited Partnership's ability to continue as a going concern. The Local Limited Partnership's continued existence as a going concern is dependent on the ability to repay, refinance, restructure, or renegotiate this note. NHP's intentions are to negotiate with the noteholder to arrange a satisfactory workout plan which will allow the Local Limited Partnership to maintain ownership of the property.

         On October 2, 1995, Forest Green and Village Green Limited Partnerships entered into a discount buyout agreement for early settlement of their deferred acquisition notes and related accrued interest payable. The agreements provide for a total buyout amount of $175,000 per Local Limited Partnership, payable in two installments. The first installments of $120,000 each, which were applied against accrued interest on deferred acquisition note payable, were paid upon execution of the agreements. The final installments of $55,000 each were paid on May 1, 1996. The first installments were paid with $104,395 and $40,375, respectively, in available surplus cash and $15,605 and $79,625, respectively in proceeds from a General Partner loan. The final installments were paid with $55,000 and $31,291, respectively, in available surplus cash, and $23,709 in proceeds from Partner loans. The balance of the deferred acquisition notes payable and related accrued interest of $1,367,660 and $1,378,734, respectively, were relieved and recognized as an extraordinary gain (see Note 3 to the Partnership's Financial Statements).

         The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 1996.

                                          NHP Realty Fund I      Cost of                         Deferred Acquisition
                                             Percentage         Ownership                             Notes and
                         Partnership          Interest          Interest      Mortgage Notes       Accrued Interest
              ------------------------  --------------------  ------------    --------------       -----------------

               Fairmeadows L.P.                  99%            $1,090,611         $1,959,583         $4,985,957
               Forest Green L.P.                 99%               419,918            955,966              -
               Gates Mills I L.P.                98%             1,560,737          2,231,353          5,933,175
               Griffith L.P.                     99%               631,329          1,001,675          2,511,678
               Northgate Village L.P.            99%               620,869          1,384,696          2,173,480
               Southward L.P.                    99%               916,991          1,540,220          3,380,689
               San Jose L.P.                     99%             1,155,959          2,048,982          3,794,034
               Southridge Apts. L.P.             99%             1,343,517          2,278,354          5,022,653
               Hurbell IV L.P.                   99%               372,361          1,070,789          1,358,572
               Village Green L.P.                99%               429,704            866,616              -

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

         (b) As of December 31, 1996, there were 1,113 registered holders of limited partnership interests (in addition to 1133 Fifteenth Street Associates - See Item 1).

         (c) No cash dividends or distributions have been declared from the inception of the Partnership to December 31, 1996.

Item 6.   Selected Financial Data

                                                                Year Ended December 31,
                                        ------------------------------------------------------------------
                                              1996         1995           1994          1993          1992
                                              ----         ----           ----          ----          ----

Share of profits from Local Limited
 Partnerships (A)                       $   20,779    $    -        $     -        $    -        $    -
Other revenue and expenses:
   Interest income                          25,430       38,532          1,097         1,421         5,018
   Loss on investment in Local
     Limited Partnerships                    -          (95,230)        (2,300)     (295,200)         -
   Distributions in excess of
     investment in Local Limited
     Partnerships                           95,573       65,099         91,746        20,600        13,393
   Partnership operating expenses         (140,957)    (135,627)      (139,341)     (134,575)     (120,221)
                                          --------     --------       --------      --------      --------

Net profit (loss) before extraordinary
  item                                         825     (127,226)       (48,798)     (407,754)     (101,810)
                                          --------     --------       --------      --------      --------
Extraordinary item--Share of gain
  on extinguishment of debt                784,033         -              -             -             -
                                          --------     --------       --------      --------      --------

Net profit (loss)                       $  784,858    $(127,226)    $  (48,798)    $(407,754)    $(101,810)
                                          ========     ========       ========      ========      ========
Profit (loss) per unit of limited
  partnership interest based on units
  outstanding during the period         $       67(B) $     (11)    $       (4)    $     (35)    $      (9)
                                          ========     ========       ========      ========      ========

Total assets, at December 31            $  890,477    $  12,313     $   47,636     $  86,538     $ 405,150
                                          ========     ========       ========      ========      ========

Cash distributions per unit of
  limited partnership interest          $     -       $    -        $     -        $    -        $    -
                                          ========     ========       ========      ========      ========

(A) The Partnership holds limited partnership interests in the Local Limited Partnerships, and since its liability for obligations is limited to its original investment, its investment account is not reduced below zero (creating a liability) for the investments in Local Limited Partnerships. As a result, during 1996, 1995, 1994, 1993 and 1992, $2,184,536, $1,751,781, $1,604,334, $3,186,365 and $1,413,722,
         respectively, of losses from eight, ten, ten, ten and ten Local Limited Partnerships have not been recognized by the Partnership.

(B) Profit of $67 per limited partnership interest attributed solely to extraordinary gain.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Partnership filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including statements regarding the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the properties owned by the Local Limited Partnerships operate, the availability of working capital and dispositions of properties owned by the Partnership.

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

         As discussed in Note 7 to the combined financial statements, eight of the Local Limited Partnerships in which the Partnership has invested have deferred acquisition notes due the original owner of each Property. With the exception of Fairmeadows and Southridge, these notes will reach final maturity between 1997 and 1999. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. In the event of a default on the notes, the noteholders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

         The Fairmeadows and Southridge notes were originally due on September 24, 1994 and October 18, 1994, respectively. On September 10, 1996, the Fairmeadows and Southridge Limited Partnerships and the note holders entered into Modification, Renewal and Extension of Liens Agreements (the "Agreements") effective retroactively to December 31, 1995. The Agreements extended the maturity of the Fairmeadows and Southridge notes to December 1, 2011. Interest on the notes continues to accrue at 10% and is due and payable at maturity; provided, however, that minimum annual installments of interest are paid on or before December 31 of each year, beginning December 31, 1995, and continuing annually thereafter until December 31, 2010. The minimum annual installments of interest have been paid on a timely basis for 1995 and 1996 under the terms of the Agreement (as discussed in Note 3 to the Partnership's Financial Statements). Such minimum annual installments increase each year beginning in 1997, by not less than 2.5% and not more than 5%, based on the Consumer Price Index for All Urban Consumers (CPI-U).

         Prior to December 31, 2010 and provided there then exists no default, the Local Limited Partnerships shall have the right to make a discounted cash payment in full payment and satisfaction of the notes. Such discounted cash payments were specified as $450,000 and $500,000 for 1996 for Fairmeadows and Southridge, respectively, and increase each year calculated as ten times the minimum annual installment of interest due in that year (as discussed in Note 3 to the Partnership's Financial Statements).

         Griffith Limited Partnership has a deferred acquisition note and related accrued interest due on October 31, 1997, with a balance of $2,511,678 at December 31, 1996, which raises substantial doubt about the Local Limited Partnership's ability to continue as a going concern. The Local Limited Partnership's continued existence as a going concern is dependent on the ability to repay, refinance, restructure, or renegotiate this note. NHP's intentions are to negotiate with the noteholder to arrange a satisfactory workout plan which will allow the Local Limited Partnership to maintain ownership of the property.

         On October 2, 1995, Forest Green and Village Green Limited Partnerships entered into a discount buyout agreement for early settlement of their deferred acquisition notes and related accrued interest payable. The agreements provide for a total buyout amount of $175,000 per Local Limited Partnership, payable in two installments. The first installments of $120,000 each, which were applied against accrued interest on deferred acquisition note payable, were paid upon execution of the agreements. The final installments of $55,000 each were paid on May 1, 1996. The first installments were paid with $104,395 and $40,375, respectively, in available surplus cash and $15,605 and $79,625, respectively in proceeds from a General Partner loan. The final installments were paid with $55,000 and $31,291, respectively, in available surplus cash, and $23,709 in proceeds from Partner loans. The balance of the deferred acquisition notes payable and related accrued interest of $1,367,660 and $1,378,734, respectively, were relieved and recognized as an extraordinary gain (see Note 3 to the Partnership's Financial Statements).

         During 1996 and 1995, the Partnership advanced $23,472 and $95,230 to one and two Local Limited Partnerships to fund the early settlement of their deferred acquisition notes. During 1994, the Partnership advanced $2,300 to Local Limited Partnerships by paying expenses on the behalf of the Local Limited Partnerships. Repayments of advances of $36,612 and zero and accrued interest of $24,277 and $37,561 were received from two and one Local Limited Partnerships during 1996 and 1995, respectively. During 1994, there were no repayments of advances to the Partnership.

         During 1996, 1995 and 1994, NHP advanced $178,562, $39,049 and $9,553 to five, six and six Local Limited Partnerships for expenses incurred relating to the extension of deferred acquisition notes and to potential sales or refinancing under LIHPRHA. During 1996, 1995 and 1994, two, one and two Local Limited Partnerships made payments of principal of $25,415, $6,927 and $9,803 and interest of $2,587, $1,749 and $890, respectively. At December 31, 1996 and 1995, the balance owed to NHP by eight Local Limited Partnerships was $215,665 and $62,518, respectively. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%.

         Net cash provided by operations for the year ended December 31, 1996 was $38,786 compared to $47,950 in 1995 and to cash used in operations of $36,602 in 1994. The decrease in cash in operations from 1995 to 1996 was a result of an increase in operating expenses paid during 1996. The increase in cash provided by operations from 1994 to 1995 was the result of no payments for administrative and reporting fees to the General Partner being made in 1995 compared to $82,996 paid in 1994.

         Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, investment carrying values for each of the Local Limited Partnerships has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. Cash distributions were received from three, two and two Local Limited Partnerships during the years ended December 31, 1996, 1995 and 1994, respectively. Total cash distributions received were $70,918, $53,142 and $91,746 for those years, respectively. The receipt of these distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

         During 1995, one Local Limited Partnership distributed $11,957 from surplus cash to the Partnership. At December 31, 1995, the distribution was not received by the Partnership. Thus, a distribution receivable was recorded by the Partnership for $11,957. The distribution was received during 1996.

         Cash and cash equivalents amounted to $62,193 at December 31, 1996. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 1996, is dependent on distributions from recurring operations received from the Local Limited Partnerships, and proceeds from the sales or refinancings of the underlying properties. Total distributions received from Local Limited Partnerships increased to $70,918 in 1996 from $53,142 in 1995 which was a decrease from $91,746 in 1994. Cash on hand at December 31, 1996, coupled with projected distributions from Local Limited Partnerships should provide sufficient capital to fund the Partnership's operations during 1997.

         During 1996, NHP advanced $9,911 to the Partnership to pay operating expenses. No repayments were made by the Partnership during 1996. Interest is charged on borrowing at the Chase Manhattan Bank prime interest rate plus

2%. Interest accrued for the year ended December 31, 1996 was $844 which is included in other operating expenses on the Partnership's Statement of Operations.

         As of December 31, 1996, the Partnership owes the General Partner $743,572 for administrative and reporting services performed. During the year ended December 31, 1994, the Partnership paid $82,996 to the General Partner for administrative and reporting services. This payment was made with distributions received from the Local Limited Partnerships. No payments were made during 1996 and 1995. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather, the payment of the unpaid administrative and reporting fees and other advances to the General Partner will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Results of Operations

         The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. Due to the use of the equity method of accounting as discussed in Note 1 to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the losses of the Local Limited Partnerships. As of December 31, 1995, the Partnership had no carrying basis in any of the Local Limited Partnerships and reflected no share of losses for Local Limited Partnerships in 1995. However, during the year ended December 31, 1996, Forest Green and Village Green Limited Partnerships completed discounted buyout agreements for early settlement of their deferred acquisition notes and related accrued interest payable, resulting in gains of $1,367,660 and $1,378,734, respectively, for the two Local Limited Partnerships. As a result, the Partnership has recorded its share of income and gain on extinguishment of debt of $20,779 and $784,033, respectively, net of previously unrecorded losses of $1,897,845, in the two Local Limited Partnerships for the year ended December 31, 1996.

         The Partnership realized a net profit before extraordinary item of $825 for the year ended December 31, 1996, compared to a net loss of $127,226 for the year ended December 31, 1995. Net profit per unit of limited partnership interest was $68 compared to a net loss per unit of $11 for the 11,519 units outstanding for both periods. The increase in net profit before extraordinary item was primarily due to the increases in share of income from Local Limited Partnerships, distributions received in excess of investment in and advances to Local Limited Partnerships and interest income. Additionally, the Partnership recognized a gain from extinguishment of debt of $784,033 due to the early settlement of the deferred acquisition notes for Village Green and Forest Green during the year ended December 31, 1996. There was no such gain recognized during the year ended December 31, 1995.

         The Partnership did not recognize $2,184,536 of its allocated share of losses from eight Local Limited Partnerships for the year ended December 31, 1996, as the Partnership's net carrying basis in them was reduced to zero in a prior year (see Note 3 to the Partnership's financial statements). The Partnership's share of profits from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $2,366,434 between years. The increase was due primarily to the gain on extinguishment of debt recognized by two Local Limited Partnerships during 1996, partially offset by an impairment loss on rental property recognized by one Local Limited Partnership during 1996 (as discussed in Note 3 to the Partnership's financial statements). No such extraordinary gain or impairment loss was recognized during 1995.

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

Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary schedule of the Partnership are included on pages 12 through 29 of this report.

Independent Auditors' Report



To The Partners of
   National Housing Partnership Realty Fund I
Vienna, VA


We have audited the accompanying statements of financial position of National Housing Partnership Realty Fund I (the Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996, and the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Hurbell IV Limited Partnership and Gates Mills I Limited Partnership (investees of the Partnership) for the years ended December 31, 1996, 1995 and 1994. The Partnership's equity in the net assets of these investees has been reduced to zero in accordance with the equity method of accounting. The accompanying statement of operations includes $21,342 and $29,506 of revenue from distributions in excess of investment for these two investees for the years ended December 31, 1996 and 1995, respectively. The financial statements do not include any equity, or other earnings or losses from these investees for the years ended December 31, 1996, 1995 and 1994. The financial statements of these investees were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to amounts included for these investees, is based solely upon the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
Washington, D.C.
February 27, 1997

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                        STATEMENTS OF FINANCIAL POSITION


                                                                                     December 31,
                                                                        --------------------------------------
                                                                              1996                   1995
                                                                              ----                   ----
                                    ASSETS

Cash and cash equivalents (Note 2)                                       $  62,193             $      356
Distribution receivable                                                      -                     11,957
Investments in and advances to Local Limited
 Partnerships (Note 3)                                                     828,284                   -
                                                                          --------              ---------

                                                                         $ 890,477             $   12,313
                                                                          ========              =========


                  LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Administrative and reporting
     fees payable to General Partner (Note 4)                            $ 743,572             $  657,180
   Due to General Partner (Note 4)                                           9,911                   -
   Accrued interest on partner loans (Note 4)                                  844                   -
   Accrued expenses                                                         38,920                 42,761
                                                                          --------              ---------

                                                                           793,247                699,941
                                                                          --------              ---------

Partners' equity (deficit):
    General Partner - The National
      Housing Partnership (NHP)                                            (94,392)              (102,241)
    Original Limited Partner -
      1133 Fifteenth Street Associates                                     (99,292)              (107,141)
    Other Limited Partners - 11,519
      investment units                                                     290,914               (478,246)
                                                                          --------              ---------

                                                                            97,230               (687,628)
                                                                          --------              ---------

                                                                         $ 890,477             $   12,313
                                                                          ========              =========





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS


                                                                           Years Ended December 31,
                                                           ------------------------------------------------
                                                                    1996            1995             1994
                                                                    ----            ----             ----

REVENUES:
    Share of income from Local Limited
     Partnerships (Note 3)                                     $  20,779       $    -            $   -
    Interest income                                                1,153             971            1,097
    Interest received on advances to Local
     Limited Partnerships (Note 3)                                24,277          37,561             -
    Distributions in excess of investment in
     Local Limited Partnership (Note 3)                           95,573          65,099           91,746
                                                                --------        --------          -------

                                                                 141,782         103,631           92,843
                                                                --------        --------          -------

COSTS AND EXPENSES:
    Loss on investment in Local Limited
     Partnerships (Note 3)                                         -              95,230            2,300
    Administrative and reporting fees to
     General Partner (Note 4)                                     86,392          86,392           86,392
    Other operating expenses                                      54,565          49,235           52,949
                                                                --------        --------          -------

                                                                 140,957         230,857          141,641
                                                                --------        --------          -------

NET PROFIT (LOSS) BEFORE EXTRAORDINARY
  ITEM                                                               825        (127,226)         (48,798)

EXTRAORDINARY ITEM - SHARE OF GAIN ON
  EXTINGUISHMENT OF DEBT (Note 3)                                784,033            -                -
                                                                --------        --------          -------

NET PROFIT (LOSS)                                              $ 784,858       $(127,226)        $(48,798)
                                                                ========        ========          =======

ALLOCATION OF NET PROFIT (LOSS):
    General Partner - NHP                                      $   7,849       $  (1,272)        $   (488)
    Original Limited Partner -
     1133 Fifteenth Street Associates                              7,849          (1,272)            (488)
    Other Limited Partners - 11,519
     investment units                                            769,160        (124,682)         (47,822)
                                                                --------        --------          -------

                                                               $ 784,858       $(127,226)        $(48,798)
                                                                ========        ========          =======
NET PROFIT (LOSS) PER LIMITED PARTNERSHIP
    INTEREST (Note 3):

    Before extraordinary item                                  $   -           $     (11)        $     (4)
    Extraordinary item                                                67            -                -
                                                                --------        --------          -------

       Net profit (loss)                                       $      67       $     (11)        $     (4)
                                                                ========        ========          =======




                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)



                                                 The
                                              National               1133
                                              Housing              Fifteenth            Other
                                            Partnership              Street            Limited
                                               (NHP)               Associates         Partners           Total
                                          -------------            ----------         --------        ----------

Equity (deficit) at
   January 1, 1994                           $(100,481)            $(105,381)       $(305,742)        $(511,604)

Net loss                                          (488)                 (488)         (47,822)          (48,798)
                                              --------              --------         --------          --------

Equity (deficit) at
   December 31, 1994                          (100,969)             (105,869)        (353,564)         (560,402)

Net loss                                        (1,272)               (1,272)        (124,682)         (127,226)
                                              --------              --------         --------          --------

Equity (deficit) at
   December 31, 1995                          (102,241)             (107,141)        (478,246)         (687,628)

Net profit                                       7,849                 7,849          769,160           784,858
                                              --------              --------         --------          --------

Equity (deficit) at
   December 31, 1996                         $ (94,392)            $ (99,292)       $ 290,914         $  97,230
                                              ========              ========         ========          ========

Percentage interest at
   December 31,1994,
   1995 and 1996                                     1%                    1%              98%
                                              ---------             ---------        ---------

                                                    (A)                   (B)              (C)
                                              =========             =========        =========

(A)      General Partner

(B)      Original Limited Partner

(C) Consists of 11,519 investment units held by 1,113 investors, each unit represents a .0085% ownership interest.



                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                               Years Ended December 31,
                                                                   --------------------------------------------
                                                                        1996          1995                1994
                                                                        ----          ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                               $   1,153     $     971          $    1,097
   Interest received on advances to Local Limited
     Partnerships                                                     24,277        37,561               -
   Distributions in excess of investment
     in Local Limited Partnerships                                    70,918        53,142              91,746
   Operating expenses paid                                           (57,562)      (43,724)            (46,449)
   Administrative and reporting fees paid to General Partner           -               -               (82,996)
                                                                    --------      --------           ---------

   Net cash provided by (used in) operating activities                38,786        47,950             (36,602)
                                                                    --------      --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Local Limited Partnerships                            (23,472)      (95,230)             (2,300)
   Repayment of loans to Local Limited Partnerships                   36,612           -                 -
                                                                    --------      --------           ---------

   Net cash provided by (used in) investing activities                13,140       (95,230)             (2,300)
                                                                    --------      --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from General Partner                                       9,911           -                 -
                                                                    --------      --------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                        61,837       (47,280)            (38,902)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                               356        47,636              86,538
                                                                    --------      --------           ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $  62,193     $     356          $   47,636
                                                                    ========      ========           =========

RECONCILIATION OF NET PROFIT (LOSS) TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net profit (loss)                                                  $ 784,858     $(127,226)         $  (48,798)
                                                                    --------      --------           ---------
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Share of gain on extinguishment of debt                          (784,033)          -                 -
   Share of income from Local Limited Partnerships                   (20,779)          -                 -
   Repayment of advances to Local Limited Partnerships               (36,612)          -                 -
   Loss on investment in Local Limited Partnerships                    -            95,230               2,300
   Increase in administrative and reporting
     fees payable to General Partner                                  86,392        86,392               3,396
   Decrease (increase) in distribution receivable                     11,957       (11,957)              -
   (Decrease) increase in accrued expenses                            (2,997)        5,511               6,500
                                                                    --------      --------           ---------

          Total adjustments                                         (746,072)      175,176              12,196
                                                                    --------      --------           ---------

   Net cash provided by (used in) operating activities             $  38,786     $  47,950          $  (36,602)
                                                                    ========      ========           =========




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

         Investments in Local Limited Partnerships are accounted for using the equity method and thus are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions (see Note 3). An investment account is maintained for each of the limited partnership investments and losses are not recognized once an investment account has decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements. Distributions received from Local Limited Partnerships in which the Partnership's investment account has decreased to zero are recorded as revenue in the year they are received. Advances to Local Limited Partnerships are included with Investments in Local Limited Partnerships to the extent that the advances are not temporary advances of working capital.

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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)




2.       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of the following:

                                                          December 31,
                                                  ---------------------------

                                                      1996               1995
                                                      ----               ----
         Cash in demand accounts                   $ 1,335           $    356
         Money market account                       60,858                  -
                                                    ------            -------
                                                   $62,193           $    356
                                                    ======            =======


3.       INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships: Fairmeadows Limited Partnership, Forest Green Limited Partnership, Griffith Limited Partnership, Northgate Village Limited Partnership, Southward Limited Partnership, San Jose Limited Partnership, Southridge Apartments Limited Partnership, Hurbell IV Limited Partnership and Village Green Limited Partnership. Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of December 31, 1995, investments in all ten of the Local Limited Partnerships had been reduced to zero. However, during 1996, Forest Green and Village Green Limited Partnerships completed discounted buyout agreements for early settlement of their deferred acquisition notes and related accrued interest payable, resulting in gains of $1,367,660 and $1,378,734, respectively, for the two Local Limited Partnerships. As a result, the Partnership has recorded its share of income and gain on extinguishment of debt, net of previously unrecorded losses of $1,897,845, in the two Local Limited Partnerships which amounted to $20,779 and $784,033, respectively, for the year ended December 31, 1996. The Partnership did not recognize $2,184,536, $1,751,784 and $1,604,334 of losses from eight, ten and ten Local Limited Partnerships during 1996, 1995 and 1994, respectively. As of December 31, 1996 and 1995, the Partnership has not recognized $13,217,384 and $12,930,693, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at December 31, 1996 and 1995, for eight and ten Local Limited Partnerships, respectively. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)




Limited Partnerships. These advances remain due and payable to the Partnership. Interest is calculated at the Chase Manhattan prime rate plus 2%. Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

         During 1996 and 1995, the Partnership advanced $23,472 and $95,230 to one and two Local Limited Partnerships to fund the early settlement of their deferred acquisition notes. During 1994, the Partnership advanced $2,300 for working capital purposes. Repayments of advances of $36,612 and zero and accrued interest of $24,277 and $37,561 were received from two and one Local Limited Partnership during 1996 and 1995, respectively. During 1994, there were no repayments of advances to the Partnership. At December 31, 1996, the Partnership's working capital advances to Local Limited Partnerships amounted to $379,590.

         Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 1996 and 1995, and the combined results of operations for each of the three years in the period ended December 31, 1996, are provided on the following page.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)


                          COMBINED FINANCIAL POSITION
                       OF THE LOCAL LIMITED PARTNERSHIPS

                                                                                 December 31,
                                                                     ----------------------------------
                                                                           1996                 1995
                                                                           ----                 ----
Assets:
  Land                                                               $  3,559,204          $  3,559,204
  Buildings and improvements,
    net of accumulated
    depreciation of $12,552,675 and $11,969,090
    and impairment loss of $455,845 in 1996                            26,387,491            27,438,238
  Other assets                                                          3,493,725             3,762,849
                                                                      -----------           -----------

                                                                     $ 33,440,420          $ 34,760,291
                                                                      ===========           ===========

Liabilities and Partners' Deficit:
  Liabilities:
   Mortgage notes payable                                            $ 15,338,234          $ 15,854,138
   Acquisition notes payable                                           12,806,307            14,236,437
    Other liabilities                                                  18,658,852            18,494,622
                                                                      -----------           -----------

                                                                       46,803,393            48,585,197

Partners' Deficit:
  National Housing Partnership Realty Fund I                          (13,103,884)          (13,564,346)
  Other partners                                                         (259,089)             (260,560)
                                                                      -----------           -----------

                                                                     $ 33,440,420          $ 34,760,291
                                                                      ===========           ===========

                        COMBINED RESULTS OF OPERATIONS
                       OF THE LOCAL LIMITED PARTNERSHIPS

                                                                        Years Ended December 31,
                                                            ----------------------------------------------
                                                                 1996             1995             1994
                                                                 ----             ----             ----

Revenue                                                      $ 7,661,926      $ 7,462,834      $ 7,224,681
                                                              ----------       ----------       ----------

Expenses:
  Operating expenses                                           6,347,244        5,842,032        5,888,755
  Financial expenses                                             256,233          283,438          272,204
  Interest on acquisition notes                                1,661,141        2,075,693        1,555,715
  Depreciation                                                 1,166,244        1,147,876        1,134,639
  Impairment loss on rental property                             455,845            -               -
                                                              ----------       ----------       ----------

    Total expenses                                             9,886,707        9,331,039        8,851,313
                                                              ----------       ----------       ----------

  Net loss before extraordinary item                          (2,224,781)      (1,868,205)      (1,626,632)
  Gain on extinguishment of debt                               2,746,394            -                -
                                                              ----------       ----------       ----------

  Net profit (loss)                                          $   521,613      $(1,868,205)     $(1,626,632)
                                                              ==========       ==========       ==========

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)




         The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Each Local Limited Partnership was formed during 1984 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 of the National Housing Act. During the year ended December 31, 1996, all of the projects received a substantial amount of rental assistance from HUD.

         During 1996, depreciation of the buildings and improvements for eight of the Local Limited Partnerships is computed on a straight-line method, assuming a 50-year life from the date of initial occupancy at the time of construction or after substantial rehabilitation of the building, and depreciation of equipment is calculated using accelerated methods over estimated useful lives of 5 to 27 years. Depreciation for one of the Local Limited Partnerships is computed using the straight-line method, assuming a 30-year life and a 30% salvage value, while depreciation for another Local Limited Partnership is computed using the straight-line method assuming a 40-year life.

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

         Deferred acquisition notes of $12,806,307 and $14,236,437 at December 31, 1996 and 1995, respectively, bear simple interest at rates of 9% or 10% per annum. These notes are collateralized by security interests in all partnership interests of the Local Limited Partnerships. Neither principal nor interest are payable currently, except for the Fairmeadows and Southridge acquisition notes which are discussed below; all principal and accrued interest are payable upon the earlier of the sale, transfer, or refinancing of the project or maturity of the notes. Notes for two Local Limited Partnerships, Fairmeadows and Southridge, matured in 1994, but were renewed and extended in 1996. Other notes mature between 1997 and 1999.

         The Fairmeadows and Southridge deferred acquisition note matured on September 24, 1994 and October 18, 1994, respectively. On September 10, 1996, the Fairmeadows and Southridge Limited Partnerships and the holders of the acquisition notes entered into a Modification, Renewal and Extension of Note and Lien Agreement (the "Agreements") for each of these two properties effective retroactively to December 31, 1995. Simultaneous with the execution of the Agreements, the General Partner made loans in the amount of $33,314 to the Fairmeadows Local Limited Partnerships and $37,338 to the Southridge Local Limited Partnership to cover interest payments to the note holders of $20,000 for Fairmeadows and $24,000 for Southridge, as well as additional fees required to be paid third parties to accomplish these transactions. The Agreements extend the term of the acquisition notes through December 1, 2011, provided that minimum annual interest installments are paid on or before December 31 of each year beginning in 1996. The annual interest installments, in the amount of $45,000 for Fairmeadows and $50,000 for Southridge paid prior to December 31, 1996, will increase each year by the amount of the Consumer Price Index, but no more than 5% and no less than 2.5%. Any failure to pay the annual interest payments required under the provisions of the Agreements will result in a default of the acquisition notes, enabling the holders of the notes to proceed to foreclosure. Prior to December 31, 2010, and provided there is no default, the Local Limited Partnerships shall have the right to make a discounted cash payment in full payment and satisfaction of the notes. Such discounted cash payments were specific as $450,000 for Fairmeadows and $500,000 for Southridge for 1996 and increase each year calculated as ten times the minimum annual installment of interest due in that year. The balances of the deferred acquisition notes at December 31, 1996, were $1,848,750 and $2,166,725 with accrued interest of $3,137,207 and $2,855,928 for Fairmeadows and Southridge, respectively. There can be no assurance that the Local Limited Partnerships will have sufficient cash or that

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)




the General Partner will loan additional cash to the Local Limited Partnerships, if necessary, to make the annual installment payments required under the Agreements. The failure to make the required payments may result in a loss of interest in these Local Limited Partnerships, which may result in the partners incurring adverse tax consequences.

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

         The Forest Green Local Limited Partnership paid the final installment with surplus cash generated during 1995. The final installment for the Village Green Local Limited Partnership was made with $21,201 of surplus cash generated during 1995 and by obtaining loans from the Partnership and the General Partner of $23,472 and $237, respectively during 1996. As a result of the payment of the final installments, the balances of the total deferred acquisition notes payable and related accrued interest have been reduced to zero, resulting in gains on extinguishment of debt of $1,367,662 and $1,378,734 for Forest Green and Village Green Limited Partnerships, respectively, for the year ended December 31, 1996.

         Griffith Limited Partnership has a deferred acquisition note and related accrued interest due on October 31, 1997, with a balance of $2,511,678 at December 31, 1996, which raises substantial doubt about the Local Limited Partnership's ability to continue as a going concern. The Local Limited Partnership's continued existence as a going concern is dependent on the ability to repay, refinance, restructure, or renegotiate this note. NHP's intentions are to negotiate with the noteholder to arrange a satisfactory workout plan which will allow the Local Limited Partnership to maintain ownership of the property.

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement") effective for financial statements for fiscal years beginning after December 15, 1995. Adoption of this Statement during the year ended December 31, 1996 required an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell.

         The Hurbell IV Limited Partnership recorded an impairment loss of $455,845, which is the difference between fair value and the cost (net of accumulated depreciation) of its rental property. Fair value has been determined by dividing the estimated annual cash flow by an assumed cap rate of 11 percent. These assets were evaluated for impairment as a result of an analysis of cash flows and future operating plans of the Local Limited Partnership. Because of inherent uncertainties in estimating cash flows and fair values, it is at least reasonably possible that actual results will vary from these estimates. This impairment loss had no impact on the Partnership's results of operations, since its investment in Hurbell IV Limited Partnership had been reduced to zero in a prior year.

         Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1996. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

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

         The Partnership accrued administrative and reporting fees payable to the General Partner of $86,392 annually during 1996, 1995, and 1994. During 1994, the Partnership paid the General Partner $82,996 for such fees accrued in prior years. No payments for such fees were made in 1996 and 1995. As of December 31, 1996 and 1995, the Partnership owed $743,572 and $657,180, respectively, to the General Partner for accrued administrative and reporting fees.

         During 1996, NHP advanced $9,911 to the Partnership to pay operating expenses. No repayments were made by the Partnership during 1996. Interest is charged on borrowing at the Chase Manhattan Bank prime interest rate plus 2%. Interest accrued for the year ended December 31, 1996 was $844 which is included in other operating expenses on the Partnership's Statement of Operations.

         An affiliate of the General Partner, NHP Management Company (NHPMC) is the project management agent for the projects operated by eight of the Local Limited Partnerships under agreements which, subject to certain conditions, extend to the year 2020. NHPMC and other affiliates of NCHP earned $775,238, $756,629 and $729,364 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1996, 1995 and 1994, respectively. In 1996, NHP Incorporated, owner of 100% of NHPMC, paid an affiliate of NHP approximately $80,000 to secure the rights to manage Fairmeadows and Southridge for the year ending December 31, 1997. At December 31, 1996, trade payables include $27,488 due to NHPMC.

         Beginning January 1, 1996, personnel working at the project sites, which are managed by NHPMC, were NHP Incorporated employees and, therefore, the projects reimbursed NHP Incorporated for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. At December 31, 1996, trade payables include $5,314 due to NHP Incorporated. At December 31, 1995, trade payables include $60 due to NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1996, 1995 and 1994, were approximately $896,000, $795,000 and $828,000, respectively.

         An affiliate of the Local Partner of one of the Local Limited Partnerships provides management services for the property owned by the Local Limited Partnership. During 1996, 1995 and 1994, they received $71,308, $69,977 and $73,541, respectively, for these services. Additionally, in 1996 and 1995, $6,456 and $4,949, respectively, was paid to another affiliate of this Local Partner for painting services.

5.       INCOME TAXES

         The Partnership is not taxed on its income. The partners are taxed in their individual capacities upon their distributive share of the Partnership's taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnerships as discussed below. The tax loss is allocated to the

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)




partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

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

         A reconciliation follows:

                                                                         Years Ended December 31,
                                                             ---------------------------------------------
                                                                 1996             1995              1994
                                                                 ----             ----              ----

  Net profit (loss) per financial statements                 $   784,858     $  (127,226)     $   (48,798)
  Timing differences in determining losses of
    Local Limited Partnerships:
      Depreciation                                              (695,626)       (850,217)        (862,038)
      Interest on acquisition notes payable                      238,731        (186,609)        (226,479)
      Rents received in advance                                    4,632             191           (3,577)
      Losses in excess of financial statement
       investment amount                                            -         (1,795,796)      (1,696,078)
      Income less than the previously unrecorded
       losses                                                   (382,867)           -                -
      Accrued interest on partner loans                           44,840          24,387           44,934
      Other                                                      196,664          74,606           16,238
      Income due to cancellation of debt                       1,774,719            -                -
      Basis reduction in lieu of cancellation of
         debt income                                            (851,114)           -                -
      Impairment loss on rental property                         396,000            -                -
                                                              ----------      ----------       ----------

  Profit (loss) per tax return                               $ 1,510,837     $(2,860,664)     $(2,775,798)
                                                              ==========      ==========       ==========

         As discussed in Note 3, one of the Local Limited Partnerships in which the Partnership has invested may not be able to continue as a going concern. Should a Local Limited Partnership not continue as a going concern, or the Partnership itself not continue as a going concern (see Note 7), there could be adverse tax consequences to the partners in the Partnership. The impact of the tax consequences is dependent upon each partner's individual tax situation.

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

7.       FUTURE OPERATIONS AND CASH FLOWS

         In recent years, the Partnership has incurred operating expenses, exclusive of amounts due to the General Partner, in excess of operating revenues. Should cash and cash equivalents on hand, coupled with future distributions from the Local Limited Partnerships not be adequate to fund operating expenses, the Partnership may need other sources of funding such as loans from the General Partner. However, the General Partner is under no obligation to provide such loans.

         The Partnership's continued existence as a going concern is dependent upon maintaining positive cash flows from operations, obtaining additional capital from partners, or borrowing additional funds. NHP intends to manage the Partnership prudently so as to produce positive cash flows from its operations.

                              ********************

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                              A LIMITED PARTNERSHIP
            SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
       LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND I HAS INVESTED
                                DECEMBER 31, 1996


                                                                           Initial                        Cost Capitalized
                                                                        Cost to Local                        Subsequent
                                                                     Limited Partnership                   to Acquisition
                                                                 ---------------------------     -------------------------------



                                                                                    Buildings                          Carrying
                                                                                      and                                Cost
   Partnership Name                                  Encumbrances     Land         Improvements     Improvements      Adjustments
----------------------                                 --------------------------------------------------------------------------
Fairmeadows Limited Partnership                         (1)       $  650,000    $  4,807,825      $   793,078      $         -

Forest Green Limited Partnership                        (1)          170,000       2,062,075          279,910                -

Gates Mills I Limited Partnership                       (1)          668,500       6,058,342           42,658                -

Griffith Limited Partnership                            (1)          270,000       2,623,687          348,753       (1,000,000)

Northgate Village Limited Partnership                   (1)          220,500       2,952,548          448,099          (16,796)

Southward Limited Partnership                           (1)          220,000       4,109,695          457,129         (900,000)

San Jose Limited Partnership                            (1)          440,000       4,728,658        1,214,941                -

Southridge Apartments Limited Partnership               (1)          700,000       5,603,238          630,576                -

Hurbell IV Limited Partnership                          (1)          100,000       2,159,021          146,615       (1,038,504)

Village Green Limited Partnership                       (1)          137,000       2,096,097          315,725                -
                                                                  ----------    ------------      -----------      -----------
TOTAL, December 31, 1996
                                                                  $3,576,000    $ 37,201,186      $ 4,677,484      $(2,955,300)
                                                                  ==========    ============      ===========      ===========


                                                          Gross Amount at which Carried
                                                                 at Close of Period
                                                 --------------------------------------------



                                                                   Buildings                      Accumulated
                                                                     and            Total         Depreciation     Date of
   Partnership Name                                 Land         Improvements       (2) (3)            (3)        Construction
----------------------                          -------------------------------------------------------------------------------
Fairmeadows Limited Partnership                  $ 650,000      $  5,600,903   $ 6,250,903     $  1,775,567         1970

Forest Green Limited Partnership                   170,000         2,341,985     2,511,985          768,240         1972

Gates Mills I Limited Partnership                  668,500         6,101,000     6,769,500        1,745,041         1972

Griffith Limited Partnership                       270,000         1,972,440     2,242,440          869,276         1973

Northgate Village Limited Partnership              203,704         3,400,647     3,604,351        1,099,702         1973

Southward Limited Partnership                      220,000         3,666,824     3,886,824        1,363,693         1972

San Jose Limited Partnership                       440,000         5,943,599     6,383,599        2,082,809         1970

Southridge Apartments Limited Partnership          700,000         6,233,814     6,933,814        1,935,284         1970

Hurbell IV Limited Partnership                     100,000         1,267,132     1,367,132          109,378         1974

Village Green Limited Partnership                  137,000         2,411,822     2,548,822          803,685         1971
                                                 ----------     ------------   -----------     ------------
TOTAL, December 31, 1996
                                                 $3,559,204     $ 38,940,166   $42,499,370     $ 12,552,675
                                                 ==========     ============   ===========     ============



                                                                    Life upon which
                                                                    depreciation in
                                                                  latest statement of
                                                        Date         operations is
   Partnership Name                                    Acquired      computed (years)
----------------------                            -------------------------------------
Fairmeadows Limited Partnership                          9/84             5-50

Forest Green Limited Partnership                         8/84             5-50

Gates Mills I Limited Partnership                       10/84             5-30

Griffith Limited Partnership                            11/84             5-50

Northgate Village Limited Partnership                    7/84             5-50

Southward Limited Partnership                           10/84             5-50

San Jose Limited Partnership                             9/84             5-50

Southridge Apartments Limited Partnership               10/84             5-50

Hurbell IV Limited Partnership                          11/84             5-40

Village Green Limited Partnership                        8/84             5-50

TOTAL, December 31, 1996




                          See notes to Schedule XI.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE XI - REAL ESTATE AND

                   ACCUMULATED DEPRECIATION OF LOCAL LIMITED

              PARTNERSHIPS IN WHICH NHP REALTY FUND I HAS INVESTED

                               DECEMBER 31, 1996



(1)    Schedule of Encumbrances

                                                                                 Deferred
                                                                               Acquisition
                                                                                  Notes
                                                            Mortgage           and Accrued
        Partnership Name                                     Notes               Interest           Total
        ----------------                                     -----               --------           -----

        Fairmeadows Limited Partnership                   $ 1,959,583          $ 4,985,957       $ 6,945,540

        Forest Green Limited Partnership                      955,966                -               955,966

        Gates Mills I Limited Partnership                   2,231,353            5,933,175         8,164,528

        Griffith Limited Partnership                        1,001,675            2,511,678         3,513,353

        Northgate Village Limited Partnership               1,384,696            2,173,480         3,558,176

        Southward Limited Partnership                       1,540,220            3,380,689         4,920,909

        San Jose Limited Partnership                        2,048,982            3,794,034         5,843,016

        Southridge Apartments Limited Partnership           2,278,354            5,022,653         7,301,007

        Hurbell IV Limited Partnership                      1,070,789            1,358,572         2,429,361

        Village Green Limited Partnership                     866,616                -               866,616
                                                           ----------           ----------        ----------

           TOTAL - December 31, 1996                      $15,338,234          $29,160,238       $44,498,472
                                                           ==========           ==========        ==========


(2) The aggregate cost of land for Federal income tax purposes is $3,252,204 and the aggregate costs of buildings and improvements for Federal income tax purposes is $41,801,998. The total of the above-mentioned items is $45,054,202.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE XI - REAL ESTATE AND

                   ACCUMULATED DEPRECIATION OF LOCAL LIMITED

              PARTNERSHIPS IN WHICH NHP REALTY FUND I HAS INVESTED

                               DECEMBER 31, 1996

                                  (Continued)



(3)       Reconciliation of real estate

                                                                         Years Ended December 31,
                                                             ---------------------------------------------
                                                                 1996             1995             1994
                                                                 ----             ----             ----

        Balance at beginning of period                       $42,966,532      $42,335,903      $41,993,284

        Improvements during the period                           571,342          630,629          342,619

        Impairment loss on rental property                    (1,038,504)              -                 -
                                                              ----------       ----------       ----------

        Balance at end of period                             $42,499,370      $42,966,532      $42,335,903
                                                              ==========       ==========       ==========


        Reconciliation of accumulated depreciation
        ------------------------------------------

                                                                      Years Ended December 31,
                                                             ---------------------------------------------
                                                                 1996             1995             1994
                                                                 ----             ----             ----

        Balance at beginning of period                       $11,969,090      $10,821,214      $ 9,686,575

        Depreciation expense for the period                    1,166,244        1,147,876        1,134,639

        Impairment loss on rental property                      (582,659)              -                -
                                                              ----------       ----------       ----------

        Balance at end of period                             $12,552,675      $11,969,090      $10,821,214
                                                              ==========       ==========       ==========


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

         J. Roderick Heller, III (age 59) was elected President, Chief Operating Officer and a Director of NCHP in 1985, Chief Executive Officer of NCHP in 1986, and Chairman in 1988. He currently serves as Chairman, President and Chief Executive Officer of NCHP and its affiliate NHP Incorporated. From 1982 until 1985, Mr. Heller served as President and Chief Executive Officer of Bristol Compressors, Inc., a Bristol, Virginia-based company involved in the manufacturing of air conditioning compressors. From 1971 until 1982, he was a partner in the Washington, D.C. law firm of Wilmer, Cutler & Pickering. Mr. Heller was elected Chairman of the Board of public television station WETA in Washington, D.C., and is a director of Auto-Trol Technology Corporation. Mr. Heller completed his term as a director of a number of nonprofit organizations, including the National Trust for Historic Preservation in 1996 after nine years of service and was Chairman of the Board of The Civil War Trust from 1991 to March 1997.

         Susan R. Baron (age 45) is an attorney specializing in conventional and government-assisted real estate development and finance in the residential and commercial markets. From 1978 to 1993 she was with the Washington, D.C. law firm of Dunnells, Duvall & Porter. Ms. Baron serves on the of Seeds of Peace Advisory Board and is a past president of the National Leased Housing Association. She was appointed to the Board of Directors by the President of the United States in September 1994 to complete a term expiring in October 1994 and continues to serve until the appointment of a successor.

         Danny K. Davis (age 55) has been a Commissioner on the Cook County Board of Commissioners since November 1990. Prior to his service on the Cook County Board, he served as an Alderman on the Chicago City Council for 11 years. Mr. Davis is also a member of numerous civic and professional organizations. He was appointed to the Board of Directors by the President of the United States in September 1994 and continues to serve until the appointment of a successor.

         Alan A. Diamonstein (age 65) has been a member of the Virginia House of Delegates since 1967, currently serving as Chairman of the General Laws Committee and a member of the standing committees on Appropriations, Education and Rules. He is chairman of the Virginia Housing Study Commission and is a member of the Peninsula Board of Advisors for Signet Bank, the Jamestown-Yorktown Board of Trustees, as well as a number of educational and civic organizations. Mr. Diamonstein is the senior partner in the law firm of Diamonstein, Becker and Staley. He was appointed to the Board of Directors by the President of the United States in October 1994 and continues to serve until the appointment of a successor.

         Michael R. Eisenson (age 41) is the President and Chief Executive Officer of Harvard Private Capital Group, Inc. ("Harvard Capital"), which manages the direct investment and private equities portfolio of the Harvard University endowment fund. Harvard Capital is the investment advisor for Demeter. Mr. Eisenson joined Harvard Capital in 1986. Mr. Eisenson is a director of ImmunoGen, Inc., Harken Energy Corporation, and Somatix Therapy

Corporation. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see Item 1 above), Demeter is entitled to elect two members of the NCHP Board of Directors. Pursuant to this agreement, Mr. Eisenson was re-elected to the Board of Directors in 1992 and continues to serve.

         Tim R. Palmer (age 39) joined Harvard Capital in 1990 and is currently Managing Director. From 1987 to 1990, Mr. Palmer was Manager, Business Development, at The Field Corporation, a private investment firm. Mr. Palmer is a director of PriCellular Corporation. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see Item 1 above), Demeter is entitled to elect two members of the NCHP Board of Directors. Pursuant to this agreement, Mr. Palmer was re-elected to the Board of Directors in 1994 and continues to serve.

         Herbert S. Winokur, Jr. (age 53) has served as the President of Winokur & Associates, Inc., an investment and management services firm, and Winokur Holdings, Inc., which is the managing general partner of Capricorn, a private investment partnership, since 1987. Mr. Winokur is the past Chairman of DynCorp and serves as a director of Enron Corporation and NacRe Corporation. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see Item 1 above), Capricorn is entitled to elect one member of the NCHP Board of Directors. Pursuant to this agreement, Mr. Winokur was re-elected to the Board of Directors in 1992 and continues to serve.

EXECUTIVE OFFICERS

         The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

         J. Roderick Heller, III (age 59). See "Directors of NCHP."

         Ann Torre Grant (age 39) has served as Executive Vice President, Chief Financial Officer and Treasurer of NCHP since February 1995. She was Vice President and Treasurer of USAir, Inc. and USAir Group, Inc. from 1991 through January 1995, and held other finance positions at the airline between 1988 and 1991. From 1983 to 1988, she held various finance positions with American Airlines, Inc. Ms. Grant serves as a director of the Franklin Mutual Series Funds.

         Joel F. Bonder (age 48) has served as Senior Vice President and General Counsel of NCHP since April 1994. Mr. Bonder also served as Vice President and Deputy General Counsel from June 1991 to March 1994, as Associate General Counsel from 1986 to 1991, and as Assistant General Counsel from 1985 to 1986. From 1983 to 1985, he was with the Washington, D.C. law firm of Lane & Edson, P.C. From 1979 to 1983, Mr. Bonder practiced with the Chicago law firm of Ross and Hardies.

         Eric N. Ross (age 35) has served as Vice President, Asset Management of NCHP since May 1996. He is responsible for delivery of asset management services to NCHP's affiliated ownership organization and to other multifamily owners. Previously, Mr. Ross served as Vice President, Finance, from March 1995 to May 1996 and Vice President, Asset Management, from September 1992 to March 1995. Prior to joining NHP in 1992, Mr. Ross was Assistant Vice President in Asset Management for Winthrop Financial Associates.

         Charles S. Wilkins, Jr. (age 46) has served as Senior Vice President of NHP since September 1988 and is currently responsible for legislative and regulatory affairs. He was formerly responsible for asset and property management of the affordable multifamily portfolio. Prior to joining NCHP, Mr. Wilkins was Senior Vice President of Westminster Company, a regional real estate development firm where he was responsible for the property management of a diverse portfolio of properties. Mr. Wilkins is immediate past-president of the National Assisted Housing Management Association and is a director of the National Leased Housing Association as well as various regulatory committees, including the Executive Committee of the HUD Occupancy Task Force.

         Jeffrey J. Ochs (age 39) has served as Vice President and Chief Accounting Officer of NCHP since September 1995. From 1994 until September 1995, Mr. Ochs was Assistant Controller of USAir, Inc. From 1987 to 1994, he held various accounting positions with USAir, Inc.

         Eugene H. Goodsell (age 43) serves as Vice President and Controller of NCHP. He has been with NCHP since 1983. Prior to joining NHP, Mr. Goodsell, a CPA, was an audit manager with the public accounting firm of Arthur Andersen LLP.

        (d) There is no family relationship between any of the foregoing directors and executive officers.

Item 11.  Executive Compensation

        National Housing Partnership Realty Fund I has no officers or directors. However, as outlined in the prospectus, various fees and reimbursements are paid to the General Partner and its affiliates. Following is a summary of such fees paid or accrued during the year ended December 31, 1996:

        (i) Administrative and reporting fees of $86,392 accrued during the year but not yet paid to the General Partner for managing the affairs of the Partnership and for investor services.

        (ii) Annual partnership administration fee of $75,000, payable but not yet paid, to the General Partner for its services as General Partner of the Local Limited Partnerships. Payments of $76,444 were made in 1996.

        (iii) An affiliate of the General Partner, NHP Management Company (NHPMC) is the project management agent for the Properties operated by the Local Limited Partnerships. During 1996, NHPMC and other affiliates of NCHP earned $775,238 for management fees and other services provided to the Local Limited Partnerships. At December 31, 1996, $27,488 was due to NHPMC.

        (iv) In 1996, personnel working at the project sites which were managed by NHPMC were NHP Incorporated employees, and therefore the project reimbursed NHP Incorporated for the actual salaries and related benefits. At December 31, 1996, $5,413 was due to NHP Incorporated. Total reimbursements for salaries and benefits earned for the year ended December 31, 1996, was approximately $896,000.

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

                                    PART IV


Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)    Documents filed as part of this report:

               1.  Financial statements

                   The financial statements, notes, and reports listed below are included herein:


                                                                                          Page
                                                                                          ----
                   Independent Auditors' Report                                            12

                   Statements of Financial Position, December 31, 1996 and                 13
                     1995

                   Statements of Operations for the Years Ended
                     December 31, 1996, 1995, and 1994                                     14

                   Statements of Partners' Equity (Deficit) for the Years
                     Ended December 31, 1996, 1995, and 1994                               15

                   Statements of Cash Flows for the Years Ended
                     December 31, 1996, 1995, and 1994                                     16

                   Notes to Financial Statements                                           17

                   Schedule XI - Real Estate and Accumulated Depreciation
                     of Local Limited Partnerships in which NHP Realty
                     Fund I has invested, December 31, 1996                                27

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

               3.  Exhibits

                   The following combined financial statements of the Local Limited Partnerships in which the Partnership has invested are included as an exhibit to this report and are incorporated herein by reference:

                                                                                       Page
                                                                                       ----
                 Independent Auditors' Report                                           37

                 Combined Statements of Financial Position, December 31,
                   1996 and 1995                                                        44

                 Combined Statements of Operations for the Years Ended
                   December 31, 1996, 1995, and 1994                                    45

                 Combined Statements of Partners' Equity (Deficit) for the
                   Years Ended December 31, 1996, 1995, and 1994                        46

                 Combined Statements of Cash Flows for the Years Ended
                   December 31, 1996, 1995, and 1994                                    47

                 Notes to Combined Financial Statements                                 49


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


March 26, 1997                    /s/ J. Roderick Heller, III
--------------                    --------------------------------------------
Date                              J. Roderick Heller, III, Chairman, President
                                  and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



March 26, 1997                    /s/ J. Roderick Heller, III
--------------                    --------------------------------------------
Date                              J. Roderick Heller, III
                                  Chairman, President, Chief Executive
                                  Officer and Director




March 26,1997                     /s/ Ann Torre Grant
--------------                    --------------------------------------------
Date                              Ann Torre Grant
                                  Executive Vice President, Chief Financial
                                  Officer and Treasurer




March 26, 1997                    /s/ Jeffrey J. Ochs
--------------                    --------------------------------------------
Date                              Jeffrey J. Ochs
                                  Vice President and Chief Accounting Officer

March 26, 1997                                          *
--------------                    --------------------------------------------
Date                              Susan R. Baron, Director



March 26, 1997                                          *
--------------                    --------------------------------------------
Date                              Michael R. Eisenson, Director



March 26, 1997                                          *
--------------                    --------------------------------------------
Date                              Danny K. Davis, Director



March 26, 1997                                          *
--------------                    --------------------------------------------
Date                              Tim R. Palmer, Director



March 26, 1997                                          *
--------------                    --------------------------------------------
Date                              Alan A. Diamonstein, Director



March 26, 1997                                          *
--------------                    --------------------------------------------
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


          *By J. Roderick Heller, III pursuant to Power of Attorney.



                         /s/ J. Roderick Heller, III
                         ---------------------------

Independent Auditors' Report



To The Partners of
   National Housing Partnership Realty Fund I
Vienna, VA

We have audited the accompanying combined statements of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund I (the Partnership) holds a limited partnership interest as of December 31, 1996 and 1995, and the related combined statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hurbell IV Limited Partnership and Gates Mills I Limited Partnership (two of the ten Local Limited Partnerships) for the years ended December 31, 1996, 1995 and 1994 which statements represent total assets constituting 22% and 23%, respectively, of combined total assets at December 31, 1996 and 1995, respectively, and net operating losses constituting 1%, 15% and 26% of combined net operating loss before extraordinary item for each of the three years in the period ended December 31, 1996. The financial statements of these two Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for these Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, such financial statements present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund I holds a limited partnership interest as of December 31, 1996 and 1995, and the combined results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




Deloitte & Touche LLP
Washington, D.C.
February 27, 1997

Independent Auditor's Report


Partners
Hurbell IV Limited Partnership -
  Talladega Downs
Vienna, VA

We have audited the accompanying statement of financial position of Hurbell IV Limited Partnership (Talladega Downs), A Limited Partnership. FHA Project No. 062-44054-LD, as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurbell IV Limited Partnership (Talladega Downs), A Limited Partnership, at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note K to the financial statements, in 1996 the Partnership changed its method of accounting for the impairment of long-lived assets.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued reports dated January 25, 1997 on our consideration of the partnership's internal control structure, on its compliance with laws and regulations applicable to the basic financial statements, the major HUD programs, and Affirmative Fair Housing.

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



Russell, Thompson, Butler & Houston
Mobile, Alabama
January 25, 1997

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




Russell, Thompson, Butler & Houston
Mobile, Alabama
January 21, 1995

Independent Auditors' Report

Partners
Gates Mills I Limited Partnership
Washington, D.C.


We have audited the accompanying statement of financial position of Gates Mills I Limited Partnership, An Ohio Limited Partnership, F.H.A. Project No.:
042-44062-LDP, as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gates Mills I Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information, as referred to in the Table of Contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements, and in our opinion, the supplemental information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated January 23, 1997, on our consideration of Gates Mills I Limited Partnership's internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


Reznick Fedder & Silverman
Bethesda, Maryland
January 23 ,1997

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




Reznick Fedder & Silverman
Bethesda, Maryland
February 1, 1995

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                           LOCAL LIMITED PARTNERSHIPS
                   COMBINED STATEMENTS OF FINANCIAL POSITION


                                                                               December 31,
                                                                 ---------------------------------------
                                                                      1996                       1995
                                                                      ----                       ----
                                    ASSETS

Cash and cash equivalents                                        $    450,278              $    638,126

Accounts receivable (Note 3)                                           98,352                   182,924

Tenants' security deposits held in trust funds                        228,185                   226,270

Prepaid taxes and insurance                                            65,099                    64,554

Deposits                                                               40,825                     6,825

Deferred Financing Costs                                               -                          8,870

Mortgage escrow deposits (Note 6)                                   2,610,986                 2,635,280

Rental property, net (Notes 2, 5 and 10)                           29,946,695                30,997,442
                                                                  -----------               -----------

                                                                 $ 33,440,420              $ 34,760,291
                                                                  ===========               ===========

                  LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses:
  Trade payables                                                 $    524,700              $    487,510
  Accrued real estate taxes                                           225,371                   380,802
  Due to management agent - NHPMC (Note 11)                            57,915                    48,092
  Accrued interest on mortgage notes                                    5,499                     8,168
  Due to partners (Note 8)                                            981,580                   843,017
  Accrued interest on partner loans (Note 8)                          258,114                   213,417
                                                                  -----------               -----------

                                                                    2,053,179                 1,981,006

Tenants' security deposits payable                                    225,749                   220,495

Deferred income                                                        25,993                    33,918

Deferred acquisition notes payable (Note 7)                        12,806,307                14,236,437

Accrued interest on deferred acquisition notes (Note 7)            16,353,931                16,259,203

Mortgage notes payable (Note 6)                                    15,338,234                15,854,138

Partners' equity (deficit)                                        (13,362,973)              (13,824,906)
                                                                  -----------               -----------

                                                                 $ 33,440,420              $ 34,760,291
                                                                  ===========               ===========





                 See notes to combined financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF OPERATIONS



                                                                       Years Ended December 31,
                                                             ----------------------------------------------
                                                                 1996             1995              1994
                                                                 ----             ----              ----

REVENUES:
    Rental income (Note 4)                                   $ 7,295,408      $ 7,213,519      $ 6,990,750
    Interest income                                               96,025          121,956           77,631
    Other income                                                 270,493          127,359          156,300
                                                              ----------       ----------       ----------

                                                               7,661,926        7,462,834        7,224,681
                                                              ----------       ----------       ----------

EXPENSES:
   Administrative expenses (Note 11)                             478,333          445,966          488,722
   Operating and maintenance expenses                          2,974,069        2,751,798        2,769,888
   Management and other services from
     related party (Note 11)                                     775,238          756,629          729,364
   Salaries and related benefits to
     related party (Note 11)                                     896,130          794,572          828,907
   Depreciation (Note 2)                                       1,166,244        1,147,876        1,134,639
   Taxes and insurance                                         1,148,474        1,000,067          996,874
   Financial expenses - primarily interest (Note 6)              213,086          242,692          258,500
   Interest on acquisition notes (Note 7)                      1,661,141        2,075,693        1,555,715
   Annual partnership administrative fees to
     General Partner (Note 8)                                     75,000           75,000           75,000
   Impairment loss on rental property (Note 10)                  455,845            -                -
   Other entity expenses                                          43,147           40,746           13,704
                                                              ----------       ----------       ----------

                                                               9,886,707        9,331,039        8,851,313
                                                              ----------       ----------       ----------

NET LOSS BEFORE EXTRAORDINARY ITEM                            (2,224,781)      (1,868,205)      (1,626,632)

EXTRAORDINARY ITEM - GAIN ON
  EXTINGUISHMENT OF DEBT                                       2,746,394             -                 -
                                                              ----------       ----------       ----------

NET PROFIT (LOSS)                                            $   521,613      $(1,868,205)     $(1,626,632)
                                                              ==========       ==========       ==========



                 See notes to combined financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

               COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)



                              National                 The
                               Housing               National             Jeffrey
                             Partnership             Housing                 I.
                            Realty Fund I          Partnership            Friedman                Total
                            -------------          -----------            --------                -----

Equity (deficit) at
  January 1, 1994           $ (9,953,859)           $(187,380)             $(30,154)          $(10,171,393)

Net loss                      (1,606,631)             (16,267)               (3,734)            (1,626,632)

Distributions                    (91,746)                (928)                 (122)               (92,796)
                             -----------             --------               -------            -----------

Equity (deficit) at
  December 31, 1994          (11,652,236)            (204,575)              (34,010)           (11,890,821)

Net loss                      (1,847,011)             (18,681)               (2,513)            (1,868,205)

Distributions                    (65,099)                (659)                 (122)               (65,880)
                             -----------             --------               -------            -----------

Equity (deficit) at
  December 31, 1995          (13,564,346)            (223,915)              (36,645)           (13,824,906)

Net profit (loss)                519,423                5,216                (3,026)               521,613

Distributions                    (58,961)                (597)                 (122)               (59,680)
                             -----------             --------               -------            -----------

Equity (deficit) at
  December 31, 1996         $(13,103,884)           $(219,296)             $(39,793)          $(13,362,973)
                             ===========             ========               =======            ===========

Percentage interest at
  December 31, 1994,
  1995 and 1996                       (A)                  (B)                   (C)
                                     ===                  ===                   ===


(A) Holds a 98% limited partnership interest in Gates Mills I Limited Partnership and a 99% limited partnership interest in the nine remaining Local Limited Partnerships.

(B)      Holds a 1% general partnership interest in ten Local Limited
         Partnerships.

(C)      Holds a 1% limited partnership interest in Gates Mills I Limited
         Partnership.




                 See notes to combined financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                           LOCAL LIMITED PARTNERSHIPS
                       COMBINED STATEMENTS OF CASH FLOWS


                                                                          Years Ended December 31,
                                                                -----------------------------------------------
                                                                      1996             1995            1994
                                                                      ----             ----            ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Rental receipts                                              $  7,219,204      $ 7,115,216      $ 7,003,836
   Interest receipts                                                 107,224          113,545           72,667
   Other receipts                                                    250,774          145,928          145,190
   Administrative expenses paid                                     (325,280)        (298,941)        (362,318)
   Administrative salaries paid (Note 11)                           (470,816)        (400,145)        (386,854)
   Management fees paid (Note 11)                                   (648,240)        (657,060)        (672,354)
   Computer and accounting fees paid (Note 11)                       (83,378)         (77,684)         (77,658)
   Utilities paid                                                 (1,534,842)      (1,384,518)      (1,391,254)
   Operating and maintenance expenses paid                        (1,352,748)      (1,377,259)      (1,330,226)
   Operating and maintenance payroll paid (Note 11)                 (603,490)        (551,700)        (592,368)
   Real estate taxes paid                                           (763,415)        (412,255)        (431,657)
   Payroll taxes paid                                                (90,950)         (86,895)         (84,541)
   Miscellaneous taxes paid                                          (66,611)         (15,229)         (16,177)
   Property insurance paid                                          (226,847)        (201,675)        (191,051)
   Miscellaneous insurance paid                                     (158,253)        (174,094)        (194,606)
   Interest on mortgage notes paid                                   (62,579)         (97,890)        (130,428)
   Mortgage insurance premium paid                                   (77,398)         (79,255)         (82,162)
   Partnership administrative fee paid to General Partner            (76,444)         (52,500)         (94,494)
   Partnership entity expense paid                                    (5,124)            (752)            -
   Interest on partner loans paid                                    (26,864)         (39,310)            -
   Payment of accrued interest on deferred acquisition note         (225,724)        (144,770)            -
   Miscellaneous financial expenses paid                                (370)            (200)          10,779
                                                                 -----------       ----------       ----------
     Net cash provided by rental operating activities                777,829        1,322,557        1,194,324

   (Increase) decrease in tenants' security deposits
     held in trust fund                                               (1,134)          18,220            6,050
   Increase (decrease) in tenants' security deposits payable           5,473          (13,406)          (8,864)
                                                                 -----------       ----------       ----------
     Net cash provided by operating activities                       782,168        1,327,371        1,191,510
                                                                 -----------       ----------       ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                            (585,683)        (552,612)        (392,456)
   Payments to mortgage escrow deposits                           (1,445,301)      (1,321,316)      (1,212,686)
   Disbursements from mortgage escrow deposits                     1,550,243        1,186,710        1,163,538
   Decrease (increase) in receivable from mortgagee                   89,208          (97,282)            -
   Payment of deferred costs                                            -               2,046            -
   Interest earned on mortgage escrow deposits                       (80,648)         (69,515)         (56,323)
   Interest withdrawn from mortgage escrow deposits                     -                -                 668
                                                                 -----------       ----------       ----------
     Net cash used in investing activities                          (472,181)        (851,969)        (497,259)
                                                                 -----------       ----------       ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of principal on mortgage notes payable                  (515,904)        (477,910)        (442,742)
   Distributions to partners                                         (59,680)         (65,880)         (92,796)
   Payment of fees relating to modification of deferred
     acquisition note                                                (31,673)            -                -
   Loans from General Partner                                        176,398             -                -
   Repayment of loans from partner                                   (66,976)          (6,927)          (9,803)
                                                                 -----------       ----------       ----------
     Net cash used in financing activities                          (497,835)        (550,717)        (545,341)
                                                                 -----------       ----------       ----------

 NET  (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS                                         (187,848)         (75,315)         148,910

 CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                  638,126          713,441          564,531
                                                                 -----------       ----------       ----------

 CASH AND CASH EQUIVALENTS, END OF YEAR                         $    450,278      $   638,126      $   713,441
                                                                 ===========      ===========      ===========




                 See notes to combined financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS

                                  (Continued)


                                                                             Years Ended December 31,
                                                                  ----------------------------------------------
                                                                          1996           1995            1994
                                                                          ----           ----            ----
RECONCILIATION OF NET PROFIT (LOSS) TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:

     Net profit (loss)                                               $   521,613    $(1,868,205)    $(1,626,632)
     Adjustments to reconcile net profit (loss) to net cash
      provided by operating activities:
       Depreciation                                                    1,166,244      1,147,876       1,134,639
       Extraordinary gain on extinguishment of deferred
        acquisition note principal and interest                       (2,746,394)          -               -
       Loss on reduction of carrying value of rental property            455,845           -               -
       Mortgagor entity expenses
        (primarily interest on acquisition notes)                      1,850,659      2,255,382       1,688,228
       Decrease in receivable from tenants, net                              716          4,610          33,555
       Decrease in other receivables                                       3,043          1,160          16,151
       (Increase) decrease in insurance proceeds receivable              (29,317)       111,963        (129,586)
       Decrease (increase) in receivable for FHA subsidy                   6,154         (8,342)         19,856
       Decrease (increase) in interest receivable                         14,768         (6,811)         (3,322)
       (Increase) decrease in prepaid taxes and insurance                   (545)         4,981          24,358
       Increase in deposits                                              (35,000)          -               -
       Increase in deferred costs                                          8,870         (7,706)           -
       Increase (decrease) in trade payables and accrued
        expenses                                                          76,903       (199,112)         92,212
       (Decrease) increase in excess rents due HUD                       (32,039)          (515)         28,786
       Decrease in accrued interest on mortgage notes                     (2,669)        (1,107)         (2,749)
       (Decrease) increase in accrued real estate taxes                 (155,431)       106,900          53,766
       Increase (decrease) in management fee payable                      16,490         (1,522)        (35,780)
       (Decrease) increase in deferred income                             (7,925)        20,337          (4,664)
       (Increase) decrease in tenants' security deposits
        held in trust fund                                                (1,353)        18,022           6,050
       Increase (decrease) in tenants' security deposits payable           5,692        (13,208)         (8,864)
       Partnership administrative fee paid to General Partner            (76,444)       (52,500)        (94,494)
       Partnership entity expense paid                                    (5,124)          (752)           -
       Interest on partner loans paid                                    (26,864)       (39,310)           -
       Interest on acquisition note paid                                (225,724)      (144,770)           -
                                                                      ----------     ----------      ----------

     Total adjustments                                                   260,555      3,195,576       2,818,142
                                                                      ----------     ----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            $   782,168    $ 1,327,371     $ 1,191,510
                                                                      ==========     ==========      ==========




                 See notes to combined financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS



1. SUMMARY OF PARTNERSHIP ORGANIZATION, BASIS OF COMBINATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization

         National Housing Partnership Realty Fund I (the Partnership) is a limited partnership organized on October 21, 1983, under the laws of the State of Maryland under the Maryland Revised Uniform Limited Partnership Act. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in Local Limited Partnerships, each of which owns and operates an existing rental housing project which is financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development (HUD). A substantial portion of each Local Limited Partnership is received from the housing assistance agreements discussed in
Note 3 below. On May 25, 1984, inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

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

         Significant Accounting Policies

         The financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. For eight of the Local Limited Partnerships, depreciation of the buildings and improvements is computed using the straight-line method, assuming a 50-year life from the date of initial occupancy, and depreciation of equipment is calculated using accelerated methods over estimated useful lives of 5 to 27 years. Depreciation of the buildings and improvements is computed using the straight-line method, assuming a 30-year life and a 30% salvage value for one of the Local Limited Partnerships, while a 40-year life is assumed for the tenth Local Limited Partnership. Cash distributions are limited by the Regulatory Agreement between the Local Limited Partnerships and HUD to the extent of surplus cash as

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (Continued)




defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus in excess of current requirements.

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

2.       CHANGE IN ESTIMATE

         During 1996, depreciation of the building owned by Hurbell IV Local Limited Partnerships has been computed using the straight-line method, assuming a 40-year life from the date of initial occupancy at the time of construction or after substantial rehabilitation of the building. Depreciation of the building in prior years was computed using the straight-line method, assuming a 50-year life. This change in estimate did not have a significant impact on the accompanying combined statement of operations.

3.       ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                                                December 31,
                                                                    -----------------------------------
                                                                      1996                     1995
                                                                      ----                     ----

              Due from tenants                                      $ 26,691                  $ 35,720
              Rental assistance receivable (see Note 4)               19,605                    25,759
              Accrued interest receivable                              8,361                    23,129
              Due from mortgagee                                       8,074                    97,282
              Insurance proceeds                                      46,940                    17,623
              Other                                                    3,062                     6,105
                                                                     -------                   -------

                                                                     112,733                   205,618

              Less allowance for uncollectible accounts              (14,381)                  (22,694)
                                                                     -------                   -------

              Net accounts receivable                               $ 98,352                  $182,924
                                                                     =======                   =======

4.       HOUSING ASSISTANCE AGREEMENTS

         The Federal Housing Administration (FHA) has contracted with the ten Local Limited Partnerships under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are five years with either one or two five-year renewal options. The agreements expire at various dates over the next ten years. Each Local Limited

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (Continued)




Partnership has an agreement in effect during 1996. The Local Limited Partnerships received a total of $3,542,254, $3,467,209 and $3,291,320 in the form of housing assistance payments during 1996, 1995 and 1994, respectively, which is included in "Rental Income" on the combined statements of operations.

         The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                                            Subsidized Units         Subsidized Units
                                                              Expiring as a            Expiring as a
                                        Number             Percentage of Total         Percentage of
                                       of Units             Subsidized Units            Total Units
                                       --------          ----------------------    ----------------------

                       1997               657                     54%                       42%
                       1998               304                     25%                       19%
                       1999                62                      5%                        4%
                       2000                76                      6%                        5%
                 Thereafter               114                     10%                        7%
                                        -----                    ---                        --

                      Total             1,213                    100%                       77%
                                        =====                    ===                        ==

         Of the contracts above expiring during 1997, contracts for 560 units expire prior to September 30, 1997. Congress has passed legislation which will provide a one-year renewal contract to replace those contracts.

         The contract covering the remaining 97 units expires in October, 1997. It is uncertain whether this agreement, as well as the agreements expiring subsequent to 1997, will be renewed, and if so, on what terms.

        For the past several years, various proposals have been advanced by HUD, the Congress and others proposing the restructuring of the Section 8. These proposals generally seek to lower subsidized rents to market levels and to lower required debt service costs as needed to ensure financial viability at the reduced rents, but vary greatly as to how that result is to be achieved. Some proposals include a phase-out of project-based subsidies on a property-by-property basis upon expiration of a property's HAP Contract, with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for that geographic area.

         Congress has not yet accepted any of these restructuring proposals and instead has elected to renew expiring Section 8 HAP Contracts for one year terms, generally at existing rents. While the Partnership does not believe that the proposed changes would result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the proposed changes would not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

5.       RENTAL PROPERTY

         Rental property consists of the following:

                                                                              December 31,
                                                                 -------------------------------------
                                                                       1996                   1995
                                                                       ----                   ----

              Land                                                $  3,559,204           $  3,559,204
              Buildings and improvements                            34,433,769             35,436,379
              Equipment and furniture                                4,506,397              3,970,949
                                                                   -----------            -----------

                                                                    42,499,370             42,966,532

              Less accumulated depreciation                        (12,552,675)           (11,969,090)
                                                                   -----------            -----------

              Net rental property                                 $ 29,946,695           $ 30,997,442
                                                                   ===========            ===========

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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (Continued)




         Approximate maturities of mortgage notes payable for the next five years are as follows:

                                           1997                   $   557,000
                                           1998                       601,000
                                           1999                       649,000
                                           2000                       701,000
                                           2001                       757,000
                                     Thereafter                    12,073,000
                                                                   ----------

                                                                  $15,338,000
                                                                   ==========

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

         Maturities of deferred acquisition notes payable as of December 31, 1996, are as follows:

                          1997                                     1,199,396
                          1998                                     1,608,550
                          1999                                     5,982,886
                    Thereafter                                     4,015,475
                                                                  ----------

                                                                 $12,806,307
                                                                  ==========

         The Fairmeadows and Southridge deferred acquisition notes matured on September 24, 1994 and October 18, 1994, respectively. On September 10, 1996, the General Partner and the holders of the acquisition notes entered into a Modification, Renewal and Extension of Note and Lien Agreement (the "Agreements") for each of these two properties effective retroactively to December 31, 1995. Simultaneous with the execution of the Agreements, the General Partner made loans in the amount of $33,314 to the Fairmeadows Local Limited Partnerships and $37,338 to the Southridge Local Limited Partnership to cover interest payments to the note holders of $20,000 for Fairmeadows and $24,000 for Southridge, as well as additional fees required to be paid third parties to accomplish these transactions. The Agreements extend the term of the acquisition notes through December 1, 2011, provided that minimum annual interest installments are paid on or before December 31 of each year beginning in 1996. The annual interest installments, in the amount of $45,000 for Fairmeadows and $50,000 for Southridge paid prior to December 31, 1996, will increase each year by the amount of the Consumer Price Index, but no more than 5% and no less than 2.5%. Any failure to pay the annual interest payments required under the provisions of the Agreements will result in a default of the acquisition notes, enabling the holders of the notes to proceed to foreclose. Prior to December 31, 2010, and provided there is no default, the Partnerships shall have the right to make a discounted cash payment in full payment and satisfaction of the notes. Such discounted cash payments were specified as $450,000 for Fairmeadows and $500,000 for Southridge for 1996 and increase each year calculated as ten times the minimum annual installment of interest due in that year. The balances of the deferred acquisition notes at December 31, 1996, were $1,848,750 and $2,166,725 with accrued interest of $3,137,207 and $2,855,928 for Fairmeadows and Southridge, respectively. There can be no assurance that the Local Limited Partnerships will have sufficient cash or that the General Partner will loan additional cash to the Local Limited

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (Continued)




Partnerships, if necessary, to make the annual installment payments required under the Agreements. The failure to make the required payments may result in a loss of interest in these Local Limited Partnerships, which may result in the partners incurring adverse tax consequences.

         On October 2, 1995, Village Green and Forest Green Limited Partnerships entered into Note Purchase and Sale Agreements ("Agreements") for the discounted purchase of the deferred acquisition notes due to the original owners of these Properties. The Agreements require two installments payments totaling $175,000 for the purchase of each of the notes. The initial installment payments of $120,000 each were made upon execution of the Agreements. The final installments of $55,000 each were paid on May 1, 1996.

         The Forest Green Local Limited Partnership paid the final installment with surplus cash generated during 1995. The final installment for the Village Green Local Limited Partnership was made with $21,201 of surplus cash generated during 1995 and by obtaining loans from the Partnership and the General Partner of $23,472 and $237, respectively. As a result of the payment of the final installments, the balances of the total deferred acquisition notes payable and related accrued interest have been reduced to zero, resulting in gains on extinguishment of debt of $1,367,660 and $1,378,734 for Forest Green and Village Green Limited Partnerships, respectively, for the year ended December 31, 1996.

         Griffith Limited Partnership has a deferred acquisition note and related accrued interest due on October 31, 1997, with a balance of $2,511,678 at December 31, 1996, which raises substantial doubt about the Local Limited Partnership's ability to continue as a going concern. The Local Limited Partnership's continued existence as a going concern is dependent on the ability to repay, refinance, restructure, or renegotiate this note. NHP's intentions are to negotiate with the noteholder to arrange a satisfactory workout plan which will allow the Local Limited Partnership to maintain ownership of the property.

8.       DUE TO PARTNERS

         The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, The National Housing Partnership (NHP), of $75,000 during 1996, 1995 and 1994, respectively. Payments of these fees are made to NHP without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 1996, 1995 and 1994, the Local Limited Partnerships paid $76,444, $52,500 and $94,494, respectively. The accumulated fees owed to NHP are $386,325, $387,769 and $365,269, at December 31, 1996, 1995 and 1994, respectively.

         During 1996, 1995 and 1994, NHP advanced $178,562, $39,049 and $9,553 to five, six and six Local Limited Partnerships for expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). During 1996, 1995 and 1994, two, one and two Local Limited Partnerships made payments of principal of $25,415, $6,927 and $9,803 and interest of $2,587, $1,749 and $890, respectively. At December 31, 1996 and 1995, the balance owed to NHP by eight Local Limited Partnerships was $215,665 and $62,518, respectively. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%.

         During 1996, 1995 and 1994, the Partnership advanced $23,472, $95,230 and $2,300 to one, two and two Local Limited Partnerships. During 1996, two Local Limited Partnerships made payments of principal and interest of $36,612 and $24,277 to the Partnership. No advances were repaid to the Partnership in 1995 and 1994. During 1995,

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (Continued)




one Local Limited Partnership made a payment of interest at $37,561. At December 31, 1996 and December 31, 1995, the balance owed the Partnership by six Local Limited Partnerships was $379,590 and $392,730, respectively. Interest is charged at the Chase Manhattan Bank rate of prime plus 2%.

         All advances and accumulated interest will be paid in conformity with HUD and/or other regulator requirements and applicable partnership agreements.

9.       FEDERAL AND STATE INCOME TAXES

         The Local Limited Partnerships are not taxed on their income. The partners are taxed in their individual capacities upon their distributive share of the partnerships' taxable income or loss and are allowed the benefits to be derived from offsetting their distributive share of the tax losses against taxable income from other sources subject to passive loss rule limitations. The taxable income or loss differs from amounts included in the statement of operations primarily because of different methods used in determining depreciation expense and interest on acquisition notes for tax purposes.

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

         A reconciliation follows:

                                                                       Years Ended December 31,
                                                             ---------------------------------------------
                                                                 1996             1995              1994
                                                                 ----             ----              ----

     Net profit (loss) per financial statements              $   521,613     $(1,868,205)     $(1,626,632)

     Depreciation                                               (693,592)       (870,916)        (872,269)
     Interest on acquisition notes payable                       240,462        (188,974)        (229,057)
     Rent received in advance                                      4,679             195           (3,622)
     Accrued interest on partner loans                            44,440          24,633           45,388
     Impairment loss on rental property                          400,000            -                -
     Income due to cancellation of debt                        7,853,252            -                -
     Basis reduction in lieu of cancellation of
       debt income                                              (859,711)
     Other                                                        (6,870)         33,251            7,743
                                                              ----------      ----------       ----------

     Income (loss) per tax returns                           $ 7,504,273     $(2,870,016)     $(2,678,449)
                                                              ==========      ==========       ==========

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (Continued)




10.      IMPAIRMENT LOSS OF RENTAL PROPERTY

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement") effective for financial statements for fiscal years beginning after December 15, 1995. Adoption of this Statement during the year ended December 31, 1996 requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell.

         The Hurbell IV Limited Partnership recorded an impairment loss of $455,845, which is the difference between fair value and the cost (net of accumulated depreciation) of its rental property. Fair value has been determined by dividing the estimated annual cash flow by an assumed cap rate of 11 percent. These assets were evaluated for impairment as a result of an analysis of cash flows and future operating plans of the Local Limited Partnership. Because of inherent uncertainties in estimating cash flows and fair values, it is at least reasonably possible that actual results will vary from these estimates.

         Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1996. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

11.      RELATED-PARTY TRANSACTIONS

         The General Partner of the Partnership is NHP. National Corporation for Housing Partnerships (NCHP) is the sole general partner of NHP. NHP is the sole general partner of the Local Limited Partnerships. An affiliate of the General Partner, NHP Management Company (NHPMC) is the project management agent for the projects operated by eight of the Local Limited Partnerships under agreements, which subject to certain conditions, extend to the year 2020. NHPMC and other affiliates of NCHP earned $775,238, $756,629 and $729,364, for management fees and other services provided to the Local Limited Partnerships during 1996, 1995 and 1994, respectively. In 1996, NHP Incorporated, owner of 100% of NHPMC, paid an affiliate of NHP approximately $80,000 to secure the rights to manage Fairmeadows and Southridge for the year ending December 31, 1997. As of December 31, 1996 and 1995, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $57,915 and $48,092, respectively.

         Beginning January 1, 1996, personnel working at the project sites, which are managed by NHPMC, were NHP Incorporated employees and, therefore, the projects reimbursed NHP Incorporated for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. At December 31, 1996, trade payables include $5,314 due to NHP Incorporated. At December 31, 1995, trade payables include $60 due to NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1996, 1995 and 1994, were approximately $896,000, $795,000 and $828,000, respectively.

         An affiliate of the Local Partner of one of the Local Limited Partnerships provides management services for the property owned by the Local Limited Partnership. During 1996, 1995 and 1994, they received $71,308, $69,977 and $73,541, respectively, for these services. Additionally, in 1996 and 1995, $6,456 and $4,949, respectively, was paid to another affiliate of this Local Partner for painting services.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (Continued)




12.      FUTURE OPERATIONS AND CASH FLOWS

         As discussed in Note 7, eight of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due the original owner of each property. With the exception of Griffiths Limited Partnership, these notes will reach final maturity between 1998 and 2010. The Griffiths note matures on October 31, 1997, which raises substantial doubt about the Partnership's ability to continue as a going concern. The Local Limited Partnership's continued existence as a going concern is dependent on the ability to repay, refinance, restructure, or renegotiate this note. The Partnership's intentions are to negotiate with the note holder to arrange a satisfactory workout plan which will allow the Partnership to maintain ownership of the property.

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

14.      NON-CASH INVESTING ACTIVITY

         During 1996, three of the Local Limited Partnerships incurred costs in the aggregate of $84,355 for buildings and equipment which are included in trade payables as of December 31, 1996. Included in trade payables as of December 31, 1995 is $98,696 of such costs incurred by six Local Limited Partnerships.

15.      CONTINGENCY

         In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Local Limited Partnerships record impairment losses on their rental property when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. The Griffith and San Jose Local Limited Partnerships estimate of cash flows anticipates that they will be able to successfully refinance, restructure, or renegotiate their deferred acquisition note payable which are due to 1999. If the Griffith and San Jose Local Limited Partnerships are unsuccessful in these efforts, the Partnerships estimate of undiscounted cash flows will change resulting in the need to write-down the rental property to fair value.