Form 10-Q
period 1997-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 1997-05-12
CIK 731131

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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


                         8065 LEESBURG PIKE, SUITE 400
                             VIENNA, VIRGINIA 22182
                    (Address of principal executive offices)
                                   (Zip Code)


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

Yes   X         No
    -----          -----

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION


                                                                            March 31,
                                                                               1997              December 31,
                                                                           (Unaudited)               1996
                                                                           -----------           ------------
                             ASSETS
                             ------

Cash and cash equivalents                                                    $ 61,567              $ 62,193
Investments in and advances to Local Limited Partnerships (Note 2)            796,214               828,284
                                                                             --------              --------

                                                                             $857,781              $890,477
                                                                             ========              ========

           LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
           ------------------------------------------

Liabilities:
   Administrative and reporting fee payable to General Partner (Note 3)      $765,170              $743,572
   Due to General Partner                                                       9,911                 9,911
   Accrued interest on partner loans                                            1,122                   844
   Accrued expenses                                                            50,920                38,920
                                                                             --------              --------

                                                                              827,123               793,247
                                                                             --------              --------

Partners' equity (deficit):
   General Partner -- The National Housing Partnership (NHP)                  (95,058)              (94,392)
   Original Limited Partner -- 1133 Fifteenth Street Associates               (99,958)              (99,292)
   Other Limited Partners -- 11,519 investment units                          225,674               290,914
                                                                             --------              --------

                                                                               30,658                97,230
                                                                             --------              --------

                                                                             $857,781              $890,477
                                                                             ========              ========





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                       Three Months Ended March 31,
                                                                    ----------------------------------
                                                                      1997                      1996
                                                                    --------                 ---------
         REVENUES:
            Interest income                                         $    336                  $    335
                                                                    --------                  --------

         COSTS AND EXPENSES:
            Share of losses from Local Limited Partnerships           32,070                      -
            Administrative and reporting fees to
              General Partner (Note 3)                                21,598                    21,598
            Interest on partner loans                                    278                        62
            Other operating expenses                                  12,962                    15,581
                                                                    --------                  --------

                                                                      66,908                    37,241
                                                                    --------                  --------

         NET LOSS                                                   $(66,572)                 $(36,906)
                                                                    ========                  ========

         NET LOSS ASSIGNABLE TO LIMITED PARTNERS                    $(65,240)                 $(36,168)
                                                                    ========                  ========

         NET LOSS PER LIMITED PARTNERSHIP
           INTEREST                                                 $     (6)                 $     (3)
                                                                    ========                  ========





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                    STATEMENT OF PARTNER'S EQUITY (DEFICIT)
                                  (UNAUDITED)


                                         The National         1133
                                           Housing         Fifteenth          Other
                                         Partnership         Street          Limited
                                            (NHP)          Associates        Partners          Total
                                         -----------       ----------        --------          -----
Deficit at January 1, 1997                $(94,392)        $(99,292)         $290,914       $   97,230

Net loss -- three months ended
  March 31, 1997                              (666)            (666)          (65,240)         (66,572)
                                          --------         --------          --------       ----------

Deficit at March 31, 1997                 $(95,058)        $(99,958)         $225,674       $   30,658
                                          ========         ========          ========       ==========

Percentage interest at March 31, 1997            1%               1%               98%             100%
                                          =========        =========         ========       ==========
                                                (A)              (B)               (C)

(A)      General Partner
(B)      Original Limited Partner
(C)      Consists of 11,519 investment units of 0.0085% held by 1,113 investors





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                     Three Months Ended March 31,
                                                                 ------------------------------------
                                                                    1997                     1996
                                                                 -----------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                             $      336              $       335
   Operating expenses paid                                             (962)                  (6,632)
                                                                 ----------              -----------

   Net cash used in operating activities                               (626)                  (6,297)
                                                                 ----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from General Partner                                      -                        6,911
                                                                 ----------              -----------

   Net (decrease) increase in cash and cash equivalents                (626)                     614

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                             62,193                      356
                                                                 ----------              -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   61,567              $       970
                                                                 ==========              ===========

RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
    Net loss                                                     $  (66,572)             $   (36,906)
                                                                 ----------              -----------
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Share of losses from Local Limited Partnerships             32,070                    -
         Increase in administrative and reporting fees
           payable                                                   21,598                   21,598
         Increase in accrued interest on partner loans                  278                       92
         Increase in other accrued expenses                          12,000                    8,919
                                                                 ----------              -----------

         Total adjustments                                           65,946                   30,609
                                                                 ----------              -----------

    Net cash used in operating activities                        $     (626)             $    (6,297)
                                                                 ==========              ===========





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

         While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in NHP Realty Fund I's Annual Report filed in Form 10-K for the year ended December 31, 1996.

(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of March 31, 1997 and December 31, 1996, investments in eight of the ten Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $375,456 and $527,546 of losses from Local Limited Partnerships during the three months ended March 31, 1997 and 1996, respectively. As of March 31, 1997 and December 31, 1996, the Partnership has not recognized a total of $13,592,840 and $13,217,384, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by eight of the Local Limited Partnerships,

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



         the aggregate balance of investments in and advances to Local Limited Partnerships, for these eight Local Limited Partnerships, has been reduced to zero at March 31, 1997 and December 31, 1996. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1997 and 1996. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $379,590 as of March 31, 1997.

         The following are combined statements of operations for the three months ended March 31, 1997 and 1996, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                       COMBINED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended March 31,
                                                                 -------------------------------------
                                                                     1997                      1996
                                                                 ------------              -----------
         Rental income                                             $1,834,432               $1,799,088
         Other income                                                  44,304                   81,158
                                                                   ----------               ----------

             Total income                                           1,878,736                1,880,246
                                                                   ----------               ----------

         Operating expenses                                         1,345,952                1,236,035
         Interest, taxes and insurance                                645,662                  889,834
         Depreciation                                                 299,659                  288,014
                                                                   ----------               ----------

             Total expenses                                         2,291,273                2,413,883
                                                                   ----------               ----------

         Net loss                                                  $ (412,537)              $ (533,637)
                                                                   ==========               ==========

         National Housing Partnership Realty Fund I
           share of losses                                         $ (407,526)              $ (527,546)
                                                                   ==========               ==========


(3)    TRANSACTIONS WITH THE GENERAL PARTNER

         During the three month periods ended March 31, 1997 and 1996, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $21,598 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was $765,170 and $743,572 at March 31, 1997 and December 31, 1996, respectively.

         During the three months ended March 31, 1996 the General Partner advanced $6,911 to the Partnership to fund operating expenses. No advances were made during the three months ended March 31, 1997. No repayments of working capital advances were made during the three months ended March 31, 1997 and 1996. The amount owed to the General Partner at March 31, 1997 and December 31, 1996, was $9,911. Interest is charged on

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



         borrowings at the Chase Manhattan Bank rate of prime plus 2%. Accrued interest on this loan amounted to $1,122 and $844 at March 31, 1997 and December 31, 1996, respectively.

         The advances and accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Partnership filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including statements regarding the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the properties owned by the Local Limited Partnerships operate, the availability of working capital and dispositions of properties owned by the Partnership.

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

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which many affiliated properties receive rental subsidies. One such proposal has recently been introduced in the U.S. Senate, and two such proposals have recently been introduced in the U.S. House of Representatives. These proposals generally seek to lower subsidized rents to market levels and to lower required debt service costs as needed to ensure financial viability at the reduced rents, but utilize varying approaches to achieve that goal. Congress is currently also considering various proposals for the renewal of Section 8 contracts that will expire during the federal fiscal year 1998 (October 1997 through September 1998). While the Partnership does not believe that the proposed changes would result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the proposed changes would not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

Net cash used in operations for the three months ended March 31, 1997 was $626 as compared to cash used in operations of $6,297 for the three months ended March 31, 1996. The decrease in cash used in operations resulted from a decrease in operating expenses paid during the three months ended March 31, 1997 compared to the three months ended March 31,1996.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1997 and 1996. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $379,590 as of March 31, 1997.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS





Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 1997, investments in eight Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the three months ended March 31, 1997 and 1996. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $61,567 at March 31, 1997. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 1997, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at March 31, 1997, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $765,170 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Eight of the Local Limited Partnerships in which the Partnership has invested have deferred acquisition notes due the original owner of each Property. With the exception of Fairmeadows and Southridge, whose notes were extended to 2011 during 1996, these notes will reach final maturity between 1997 and 1999. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. In the event of a default on the notes, the noteholders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

Griffith Limited Partnership has a deferred acquisition note and related accrued interest due on October 31, 1997, which raises substantial doubt about the Local Limited Partnership's ability to continue as a going concern. The Local Limited Partnership's continued existence as a going concern is dependent on the ability to repay, refinance, restructure, or renegotiate this note. NHP's intentions are to negotiate with the noteholder to arrange a satisfactory workout plan which will allow the Local Limited Partnership to maintain ownership of the property. Should no agreement be reached and the note matures absent a sale or refinancing which produces sufficient funds to repay the note in full, a default would occur on the note. Such default could lead to a foreclosure by the noteholder of the security underlying the note such that the Partnership may lose its interest in the Griffith Limited Partnership. Should the Partnership lose its interest in Griffith Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. In prior years, results of operations of NHP Realty Fund I were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are noncash in nature. Eight of the ten investments in Local Limited Partnerships have been reduced to zero. As a result, the Partnership's operations are no longer being affected by its share of the operations from these eight partnerships. The Partnership has recorded its share of losses in the remaining two Local Limited Partnerships which amounted to $32,070 for the three months ended March 31, 1997.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS





The Partnership's net loss increased to $66,572 for the three months ended March 31, 1997, from a net loss of $36,906 for the three months ended March 31, 1996. Net loss per unit of limited partnership interest increased from $3 to $6 for the 11,519 units outstanding for both periods. The increase in net loss was primarily due to an increase in the Partnership's share of losses from Local Limited Partnerships. The Partnership did not recognize $375,456 of its allocated share of losses from eight Local Limited Partnerships for the three months March 31, 1997, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $120,020 between periods, primarily due to a decrease in interest accrued on deferred acquisition notes for Forest Green, Village Green, Fairmeadows and Southridge, partially offset by an increase in operating expenses.

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



                       NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                       ------------------------------------------
                       (Registrant)


                       By:     The National Housing Partnership,
                               its sole General Partner


                       By:     National Corporation for Housing
                               Partnerships, its sole General Partner



May 12, 1997           By:                        /s/
------------                   ----------------------------------------------
                               Jeffrey J. Ochs
                               As Vice President and Chief Accounting Officer