Form 10-Q
period 1997-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 1997-08-12
CIK 731131

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                         COMMISSION FILE NUMBER 0-13465



                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)




                      MARYLAND                                  52-1358879
            (State or other jurisdiction                      (I.R.S. Employer
         of incorporation or organization)                  (Identification No.)


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

Yes   X         No
    ----           ----

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION


                                                                                                   June 30,
                                                                                                     1997       December 31,
                                                                                                  (Unaudited)         1996
                                                                                                 ------------   ------------

                                                                ASSETS
                                                                ------

Cash and cash equivalents                                                                          $ 30,816        $ 62,193
Investments in and advances to Local Limited Partnerships (Note 2)                                  796,720         828,284
                                                                                                   --------        --------

                                                                                                   $827,536        $890,477
                                                                                                   ========        ========

                                              LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                                              ------------------------------------------

Liabilities:
   Administrative and reporting fee payable to General Partner (Note 3)                            $786,768        $743,572
   Due to General Partner                                                                             9,911           9,911
   Accrued interest on partner loans                                                                  1,425             844
   Accrued expenses                                                                                  19,500          38,920
                                                                                                   --------        --------

                                                                                                    817,604         793,247
                                                                                                   --------        --------

Partners' equity (deficit):
   General Partner -- The National Housing Partnership (NHP)                                        (95,265)        (94,392)
   Original Limited Partner -- 1133 Fifteenth Street Associates                                    (100,165)        (99,292)
   Other Limited Partners -- 11,519 investment units                                                205,362         290,914
                                                                                                   --------        --------
                                                                                                      9,932          97,230
                                                                                                   --------        --------

                                                                                                   $827,536        $890,477
                                                                                                   ========        ========





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                              Three Months Ended           Six Months Ended
                                                                 June 30,                       June 30,
                                                             ---------------------      --------------------------
                                                               1997         1996           1997              1996
                                                             -------       -------        ------            ------
REVENUES:
   Share of income from Local Limited Partnerships        $      506       $ 11,469      $    -         $  11,469
   Distributions and repayments received in excess
    of investment in Local Limited Partnerships               11,686         83,616          11,686        83,616
   Interest income                                               303         24,278             639        24,613
                                                           ---------       --------      ----------     ---------

                                                              12,495        119,363          12,325       119,698
                                                           ---------       --------      ----------     ---------

COSTS AND EXPENSES:
   Share of losses from Local Limited Partnerships             -              -              31,564         -
   Administrative and reporting fees to
   General Partner (Note 3)                                   21,598         21,598          43,196        43,196
   Interest on Partner loans                                     303            120             581           183
   Other operating expenses                                   11,320         11,253          24,282        26,833
                                                           ---------       --------      ----------     ---------

                                                              33,221         32,971          99,623        70,212
                                                           ---------       --------      ----------     ---------

NET (LOSS) PROFIT BEFORE
  EXTRAORDINARY ITEM                                         (20,726)        86,392         (87,298)       49,486

EXTRAORDINARY ITEM - SHARE OF GAIN
  ON EXTINGUISHMENT OF DEBT                                    -            784,033            -          784,033
                                                           ---------       --------      ----------      --------

NET (LOSS) PROFIT                                         $  (20,726)      $870,425      $  (87,298)     $833,519
                                                          ==========       ========      ==========      ========

NET (LOSS) PROFIT BEFORE EXTRAORDINARY
  ITEM ASSIGNABLE TO LIMITED PARTNERS                     $  (20,312)      $ 84,664      $  (85,552)    $  48,496

EXTRAORDINARY ITEM - GAIN ON
  EXTINGUISHMENT OF DEBT ASSIGNABLE
  TO LIMITED PARTNERS                                          -            768,353            -          768,353
                                                          ----------       --------      ----------      --------

NET (LOSS) PROFIT ASSIGNABLE TO
  LIMITED PARTNERS                                        $  (20,312)      $853,017      $  (85,552)     $816,849
                                                          ==========       ========      ==========      ========

NET (LOSS) PROFIT BEFORE EXTRAORDINARY
  ITEM PER LIMITED PARTNERSHIP INTEREST                   $       (2)      $      7      $       (7)     $      4

EXTRAORDINARY ITEM - GAIN ON
  EXTINGUISHMENT OF DEBT PER LIMITED
  PARTNERSHIP INTEREST                                          -                67           -                67
                                                          ----------       --------      ----------      --------

NET (LOSS) PROFIT PER LIMITED
  PARTNERSHIP INTEREST                                    $       (2)      $     74      $       (7)     $     71
                                                          ==========       ========      ==========      ========





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                    STATEMENT OF PARTNER'S EQUITY (DEFICIT)
                                  (UNAUDITED)


                                         The National         1133
                                           Housing         Fifteenth          Other
                                         Partnership         Street          Limited
                                            (NHP)          Associates        Partners            Total
                                         -----------       ----------        --------            -----
Deficit at January 1, 1997                $(94,392)       $ (99,292)         $290,914         $    97,230

Net loss -- six months ended
  June 30, 1997                               (873)            (873)          (85,552)            (87,298)
                                          --------         --------           -------         -----------

Deficit at June 30, 1997                  $(95,265)       $(100,165)         $205,362         $     9,932
                                          ========         ========          ========         ===========

Percentage interest at June 30, 1997             1%               1%               98%                100%
                                         =========        =========          ========         ===========
                                               (A)              (B)               (C)

(A)      General Partner
(B)      Original Limited Partner
(C)      Consists of 11,519 investment units of 0.0085% held by 1,113 investors





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                               Six Months Ended June 30,
                                                                                    -----------------------------------------
                                                                                         1997                      1996
                                                                                     ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Distributions received in excess of investment in
   Local Limited Partnerships                                                         $ 11,686                  $   47,004
   Interest received                                                                       639                      24,613
   Operating expenses paid                                                             (43,702)                    (49,094)
                                                                                      --------                   ---------

   Net cash (used in) provided by operating activities                                 (31,377)                     22,523
                                                                                      --------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Local Limited Partnerships                                                    -                     (23,472)
   Repayment of loans to Local Limited Partnerships                                          -                      36,612
                                                                                      --------                   ---------
     Net cash provided by investing activities                                               -                      13,140

CASH FLOWS FROM FINANCIAL ACTIVITES:
   Advances from General Partner                                                             -                       9,911
                                                                                      --------                   ---------

   Net (decrease) increase in cash and cash equivalents                                (31,377)                     45,574

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          62,193                         356
                                                                                      --------                   ---------

cash AND CASH EQUIVALENTS, END OF PERIOD                                              $ 30,816                   $  45,930
                                                                                      ========                   =========

RECONCILIATION OF NET (LOSS) PROFIT TO NET
  CASH (USED IN) PROVIDED BY OPERATING
  ACTIVITIES:
     Net (loss) profit                                                                $(87,298)                  $ 833,519
                                                                                      --------                    --------
     Adjustments to reconcile net (loss) profit to net cash
       (used in) provided by operating activities:
          Share of (losses) income from Local Limited
            Partnerships                                                                31,564                     (11,469)
          Share of gain on extinguishment of debt                                            -                    (784,033)
          Repayment of advances to Local Limited
            Partnerships                                                                     -                     (36,612)
          Increase in administrative and reporting fees payable                         43,196                      43,196
          Increase in accrued interest on Partner loans                                    581                         183
          Decrease in other accrued expenses                                           (19,420)                    (22,261)
                                                                                      --------                     --------

            Total adjustments                                                           55,921                    (810,996)
                                                                                      --------                    --------

Net cash (used in) provided by operating activities                                   $(31,377)                    $22,523
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

         On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The Acquisition was made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership (the "NHP Partnership"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in the NHP Partnership. The NHP Partnership is the general partner of National Housing Partnership Realty Fund I (a
         Maryland Limited Partnership) (the "Registrant"). As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of June 30, 1997 and December 31, 1996, investments in eight of the ten Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $708,110 and $1,120,563 of losses from Local Limited Partnerships during the six months ended June 30, 1997 and 1996, respectively. As of June 30, 1997 and December 31, 1996, the Partnership has not recognized a total of $13,925,494 and $13,217,384, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by eight of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these eight Local Limited Partnerships, has been reduced to zero at June 30, 1997 and December 31, 1996. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         During the six months ended June 30, 1996, the Partnership advanced $23,472 to Village Green Local Limited Partnership to complete a discounted buyout agreement for early settlement of the property's deferred acquisition note and accrued interest payable. No advances were made by the Partnership during the six months ended June 30, 1997. During the six months ended June 30, 1996, repayments of advances of $36,612 and accrued interest of $24,277 were received from two Local Limited Partnerships. These repayments were credited as distributions and repayments received in excess of investment in Local Limited Partnerships. No repayments of advances were made to the Partnership during the six months ended June 30, 1997. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $379,590 as of June 30, 1997.

         The following are combined statements of operations for the three and six months ended June 30, 1997 and 1996, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


                       COMBINED STATEMENTS OF OPERATIONS





                                                                Three Months Ended                 Six Months Ended
                                                                  June 30,                           June 30,
                                                       --------------------------------- -------------------------------
                                                             1997             1996             1997                1996
                                                       ---------------- ---------------- ----------------      -----------

Rental income                                            $ 1,822,124       $ 1,837,637     $ 3,656,556          $3,636,725
Other income                                                  49,752            86,109          94,056             167,267
                                                          ----------        ----------    ------------           ---------

   Total income                                            1,871,876         1,923,746       3,750,612           3,803,992
                                                          ----------        ----------      ----------           ---------

Operating expenses                                         1,303,585         1,333,119       2,649,537           2,569,154
Interest, taxes and insurance                                608,262           875,399       1,253,924           1,765,233
Depreciation                                                 296,250           303,392         595,909             591,406
                                                           ---------        ----------     -----------           ---------

   Total expenses                                          2,208,097         2,511,910       4,499,370           4,925,793
                                                           ---------        ----------      ----------           ---------

Net loss before extraordinary item                          (336,221)         (588,164)       (748,758)         (1,121,801)

Gain on extinguishment of debt                                   -           2,746,396               -           2,746,396
                                                           ---------        ----------     -----------           ---------

   Net (loss) profit                                     $  (336,221)      $ 2,158,232      $ (748,758)        $ 1,624,595
                                                           =========       ===========      ==========           =========

National Housing Partnership
Realty Fund I share of (losses) profits                  $  (332,148)      $ 2,137,384     $  (739,674)        $ 1,609,838
                                                           =========       ===========      ==========           =========


(3)    TRANSACTIONS WITH THE GENERAL PARTNER

         During the six month periods ended June 30, 1997 and 1996, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $43,196 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was $786,768 and $743,572 at June 30, 1997 and December 31, 1996, respectively.

         During the six months ended June 30, 1996 the General Partner advanced $9,911 to the Partnership to fund operating expenses. No advances were made during the six months ended June 30, 1997. No repayments of working capital advances were made during the six months ended June 30, 1997 and 1996. The amount owed to the General Partner at June 30, 1997 and December 31, 1996, was $9,911. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Accrued interest on this loan amounted to $1,425 and $844 at June 30, 1997 and December 31, 1996, respectively.

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

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,213 units, 77 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. One such proposal has recently been introduced in the U.S. Senate, and two such proposals have recently been introduced in the U.S. House of Representatives. Three such proposals are now pending before Congress. These proposals generally seek to lower subsidized rents to market levels, thereby reducing rent subsidies, and to lower required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies, but vary greatly as to how that result is to be achieved. Some proposals include a phase-out of project-based subsidies on a property-by-property basis upon expiration of a property's Housing Assistance Payments Contract ("HAP Contract"), with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for that geographical area. Congress has not yet accepted any of these restructuring proposals. With respect to HAP Contracts expiring on or before September 30, 1997, Congress has elected to renew expiring HAP Contracts for one year terms, generally at existing rents. Congress is now considering what action to take with respect to HAP Contracts expiring October 1, 1997 through September 30, 1998. While the Partnership does not believe that the proposed changes would result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the proposed changes would not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

Net cash used in operations for the six months ended June 30, 1997 was $31,377 as compared to cash provided by operations of $22,523 for the six months ended June 30, 1996. The increase in cash used in operations resulted from a

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS





decrease in interest received and a decrease in distributions received in excess of investment in Local Limited Partnerships during the six months ended June 30, 1997 compared to the six months ended June 30, 1996.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1997 and 1996. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $379,590 as of June 30, 1997.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 1997, investments in eight Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. Cash distributions of $11,686 and $47,004 were received during the six months ended June 30, 1997 and 1996, respectively. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $30,816 at June 30, 1997. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 1997, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at June 30, 1997, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $786,768 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Eight of the Local Limited Partnerships in which the Partnership has invested have deferred acquisition notes due the original owner of each Property. With the exception of Fairmeadows and Southridge, whose notes were extended to 2011 during 1996, these notes will reach final maturity between 1997 and 1999. These notes are secured by both the Partnership's and The National Housing Partnership's interests in the Local Limited Partnerships. In the event of a default on the notes, the noteholders would be able to assume The National Housing Partnership's and the Partnership's interests in the Local Limited Partnerships.

Griffith Limited Partnership has a deferred acquisition note and related accrued interest due on October 31, 1997, which raises substantial doubt about the Local Limited Partnership's ability to continue as a going concern. The Local Limited Partnership's continued existence as a going concern is dependent on the ability to repay, refinance, restructure, or renegotiate this note. The General Partner's intentions are to negotiate with the noteholder to arrange a satisfactory workout plan which will allow the Local Limited Partnership to maintain ownership of the property. Should no agreement be reached and the note matures absent a sale or refinancing which produces sufficient funds to repay the note in full, a default would occur on the note. Such default could lead to a foreclosure by the noteholder of the security underlying the note such that the Partnership may lose its interest in the Griffith Limited Partnership. Should the Partnership lose its interest in Griffith Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. In prior years, results of operations of NHP Realty Fund I were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are noncash in nature. Eight of the ten investments in Local Limited Partnerships have been reduced to zero. As a result, the Partnership's operations are no longer being affected by its share of the operations from these eight partnerships. The Partnership has recorded its share of income or losses in the remaining two Local Limited Partnerships which amounted to losses of $31,564 for the six months ended June 30, 1997, and income of $11,469 for the six months ended June 30, 1996.

The Partnership realized a net loss before extraordinary item of $87,298 for the six months ended June 30, 1997, compared to a net profit of $49,486 for the six months ended June 30, 1996. Net loss before extraordinary item per unit of limited partnership interest was $7 compared to a net profit per unit of $4 for the 11,519 units outstanding for both periods. The change in net loss/profit before extraordinary item was primarily due to the decreases in share of income from Local Limited Partnerships, distributions received in excess of investment in and advances to Local Limited Partnerships and interest income. Additionally, the Partnership recognized a gain from extinguishment of debt of $784,033 due to the early settlement of the deferred acquisition notes for Village Green and Forest Green during the six months ended June 30, 1996. There was no such gain recognized during the six months ended June 30, 1997. The Partnership did not recognize $708,110 of its allocated share of losses from eight Local Limited Partnerships for the six months June 30, 1997, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of operating losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $369,420 between periods, primarily due to a decrease in interest accrued on deferred acquisition notes for Forest Green, Village Green, Fairmeadows and Southridge, partially offset by an increase in operating expenses.


PART II - OTHER INFORMATION


ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits

                 Exhibit No.

                 2.1 Real Estate Agreement, dated as of May 22, 1997, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., Demeter Holdings Corporation, Phemus Corporation, Capricorn Investors, L.P., J. Roderick Heller, III and NHP Partners Two LLC (Exhibit 2.1 to the Partnership's report on Form 8-K, dated June 3, 1997, is incorporated herein by reference).

        (b)      Report on Form 8-K

                 The Partnership filed a report on Form 8-K, dated June 3, 1997, filed with the commission on June 17, 1997, reporting events under Item 1, Changes in Control of the Registrant. The Partnership reported that on June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS





         corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The Acquisition was made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership (the "NHP Partnership"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in the NHP Partnership. The NHP Partnership is the general partner of National Housing Partnership Realty Fund I (a Maryland Limited Partnership) (the "Registrant"). As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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


                        NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        ------------------------------------------
                        (Registrant)


                        By:     The National Housing Partnership,
                                its sole General Partner


                        By:     National Corporation for Housing
                                Partnerships, its sole General Partner



August 12, 1997         By:                       /s/
---------------                 ----------------------------------------------
                                Jeffrey J. Ochs
                                As Vice President and Chief Accounting Officer