Form 10-Q
period 1997-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 1997-11-13
CIK 731131

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
                        STATEMENTS OF FINANCIAL POSITION


                                                                            September 30,
                                                                                 1997                   December 31,
                                                                             (Unaudited)                    1996
                                                                               --------                   --------

                                     ASSETS
                                     ------

Cash and cash equivalents                                                      $ 29,180                   $ 62,193
Investments in and advances to Local Limited Partnerships (Note 2)              774,481                    828,284
                                                                               --------                   --------

                                                                               $803,661                   $890,477
                                                                               ========                   ========

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                   ------------------------------------------

Liabilities:
     Administrative and reporting fee payable to General Partner (Note 3)      $808,366                   $743,572
     Due to General Partner                                                       9,911                      9,911
     Accrued interest on partner loans                                            1,736                        844
     Accrued expenses                                                            28,500                     38,920
                                                                               --------                   --------

                                                                                848,513                    793,247
                                                                               --------                   --------

Partners' equity (deficit):
     General Partner -- The National Housing Partnership (NHP)                  (95,813)                   (94,392)
     Original Limited Partner -- 1133 Fifteenth Street Associates              (100,713)                   (99,292)
     Other Limited Partners -- 11,519 investment units                          151,674                    290,914
                                                                               --------                   --------

                                                                                (44,852)                    97,230
                                                                               --------                   --------

                                                                               $803,661                   $890,477
                                                                               ========                   ========



                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 Three Months Ended                Nine Months Ended
                                                                    September 30,                     September 30,
                                                              -----------------------         -----------------------
                                                                1997           1996              1997           1996
                                                              --------       --------         ---------      --------

REVENUES:
    Share of income from Local Limited Partnerships           $    -         $  2,634         $     -        $ 14,103
    Distributions and repayments received in excess
      of investment in Local Limited Partnerships                  -              -              11,686        83,616
    Interest income                                                 70            689               709        25,302
                                                              --------       --------         ---------      --------

                                                                    70          3,323            12,395       123,021
                                                              --------       --------         ---------      --------

COSTS AND EXPENSES:
    Share of losses from Local Limited Partnerships             22,239            -              53,803           -
    Administrative and reporting fees to
      General Partner (Note 3)                                  21,598         21,598            64,794        64,794
    Interest on Partner loans                                      311            270               892           566
    Other operating expenses                                    10,706         13,453            34,988        40,173
                                                              --------       --------         ---------      --------

                                                                54,854         35,321           154,477       105,533
                                                              --------       --------         ---------      --------

NET (LOSS) PROFIT BEFORE
   EXTRAORDINARY ITEM                                          (54,784)       (31,998)         (142,082)       17,488

EXTRAORDINARY ITEM - SHARE OF GAIN
   ON EXTINGUISHMENT OF DEBT                                       -              -                 -         784,033
                                                              --------       --------         ---------      --------

NET (LOSS) PROFIT                                             $(54,784)      $(31,998)        $(142,082)     $801,521
                                                              ========       ========         =========      ========

NET (LOSS) PROFIT BEFORE EXTRAORDINARY
   ITEM ASSIGNABLE TO LIMITED PARTNERS                        $(53,688)      $(31,260)        $(139,240)     $ 17,136

EXTRAORDINARY ITEM - GAIN ON
   EXTINGUISHMENT OF DEBT ASSIGNABLE
   TO LIMITED PARTNERS                                             -              -                 -         768,353
                                                              --------       --------         ---------      --------

NET (LOSS) PROFIT ASSIGNABLE TO
   LIMITED PARTNERS                                           $(53,688)      $(31,360)        $(139,240)     $785,489
                                                              ========       ========         =========      ========

NET (LOSS) PROFIT BEFORE EXTRAORDINARY
   ITEM PER LIMITED PARTNERSHIP INTEREST                      $     (5)      $     (3)        $     (12)     $      1

EXTRAORDINARY ITEM - GAIN ON
   EXTINGUISHMENT OF DEBT PER LIMITED
   PARTNERSHIP INTEREST                                            -              -                 -              67
                                                              --------       --------         ---------      --------

NET (LOSS) PROFIT PER LIMITED
   PARTNERSHIP INTEREST                                       $     (5)      $     (3)        $     (12)     $     68
                                                              ========       ========         =========      ========



                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                     STATEMENT OF PARTNER'S EQUITY (DEFICIT)
                                   (UNAUDITED)


                                         The National            1133
                                            Housing            Fifteenth            Other
                                         Partnership             Street            Limited
                                             (NHP)             Associates          Partners                 Total
                                           --------            ---------           ---------              ---------
Equity (deficit) at January 1, 1997        $(94,392)             (99,292)          $ 290,914              $  97,230

Net loss -- nine months ended
 September 30, 1997                          (1,421)              (1,421)           (139,240)              (142,082)
                                           --------            ---------           ---------              ---------

Equity (deficit) at September 30, 1997     $(95,813)           $(100,713)          $ 151,674              $ (44,852)
                                           ========            =========           =========              =========

Percentage interest at
 September 30, 1997                               1%                   1%                 98%                   100%
                                           ========            =========           =========              =========
                                                (A)                  (B)                 (C)

(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 11,519 investment units of 0.0085% held by 1,113 investors





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Nine Months Ended September 30,
                                                                          1997                           1996
                                                                        ---------                      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Distributions received in excess of investment in
      Local Limited Partnerships                                        $  11,686                      $  47,004
     Interest received                                                        709                         25,302
     Operating expenses paid                                              (45,408)                       (52,934)
                                                                        ---------                      ---------

     Net cash (used in) provided by operating activities                  (33,013)                        19,372
                                                                        ---------                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Advances to Local Limited Partnerships                                   -                          (23,472)
     Repayment of loans to Local Limited Partnerships                         -                           36,612
                                                                        ---------                      ---------

       Net cash provided by investing activities                              -                           13,140

CASH FLOWS FROM FINANCIAL ACTIVITES:
     Advances from General Partner                                            -                            9,911
                                                                        ---------                      ---------

     Net (decrease) increase in cash and cash equivalents                 (33,013)                        42,423

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             62,193                            356
                                                                        ---------                      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  29,180                      $  42,779
                                                                        =========                      =========

RECONCILIATION OF NET (LOSS) PROFIT TO NET
   CASH (USED IN) PROVIDED BY OPERATING
   ACTIVITIES:
       Net (loss) profit                                                $(142,082)                     $ 801,521
                                                                        ---------                      ---------
       Adjustments to reconcile net (loss) profit to net cash
         (used in) provided by operating activities:
            Share of losses (income) from Local Limited
               Partnerships                                                53,803                        (14,103)
            Share of gain on extinguishment of debt                           -                         (784,033)
            Repayment of advances to Local Limited
               Partnerships                                                   -                          (36,612)
            Increase in administrative and reporting fees payable          64,794                         64,794
            Increase in accrued interest on Partner loans                     892                            566
            Decrease in other accrued expenses                            (10,420)                       (12,761)
                                                                        ---------                      ---------

               Total adjustments                                          109,069                       (782,149)
                                                                        ---------                      ---------

Net cash (used in) provided by operating activities                     $ (33,013)                     $  19,372
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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


(2)        INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

           The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of September 30, 1997 and December 31, 1996, investments in eight of the ten Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $1,184,908 and $1,495,847 of losses from Local Limited Partnerships during the nine months ended September 30, 1997 and 1996, respectively. As of September 30, 1997 and December 31, 1996, the Partnership has not recognized a total of $14,402,292 and $13,217,384, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

           Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made to a Local Limited Partnership for which the Partnership carries its investment at zero, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by eight of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these eight Local Limited Partnerships, has been reduced to zero at September 30, 1997 and December 31, 1996. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

           During the nine months ended September 30, 1996, the Partnership advanced $23,472 to Village Green Local Limited Partnership to complete a discounted buyout agreement for early settlement of the property's deferred acquisition note and accrued interest payable. No advances were made by the Partnership during the nine months ended September 30, 1997. During the nine months ended September 30, 1996, repayments of advances of $36,612 and accrued interest of $24,277 were received from two Local Limited Partnerships. These repayments were credited as distributions and repayments received in excess of investment in Local Limited Partnerships. No repayments of advances were made to the Partnership during the nine months ended September 30, 1997. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $379,590 as of September 30, 1997.

           The following are combined statements of operations for the three and nine months ended September 30, 1997 and 1996, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


                                               COMBINED STATEMENTS OF OPERATIONS
                                               ---------------------------------


                                                           Three Months Ended                       Nine Months Ended
                                                              September 30,                           September 30,
                                                    -------------------------------         --------------------------------
                                                      1997                1996                 1997                 1996
                                                    ----------           ----------         -----------          -----------
Rental income                                       $1,815,518           $1,824,183         $ 5,472,074          $ 5,460,908
Other income                                            57,007               87,570             151,063              254,837
                                                    ----------           ----------         -----------          -----------

     Total income                                    1,872,525            1,911,753           5,623,137            5,715,745
                                                    ----------           ----------         -----------          -----------

Operating expenses                                   1,386,852            1,299,713           4,036,389            3,868,867
Interest, taxes and insurance                          694,567              685,277           1,948,491            2,450,510
Depreciation                                           296,250              303,962             892,159              895,368
                                                    ----------           ----------         -----------          -----------

     Total expenses                                  2,377,669            2,288,952           6,877,039            7,214,745
                                                    ----------           ----------         -----------          -----------

Net loss before extraordinary item                    (505,144)            (377,199)         (1,253,902)          (1,499,000)

Gain on extinguishment of debt                             -                    -                   -              2,746,396
                                                    ----------           ----------         -----------          -----------

     Net (loss) profit                              $ (505,144)          $ (377,199)        $(1,253,902)         $ 1,247,396
                                                    ==========           ==========         ===========          ===========

National Housing Partnership
   Realty Fund I share of (losses) profits          $ (499,037)          $ (372,650)        $(1,238,711)         $ 1,237,188
                                                    ==========           ==========         ===========          ===========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER

         During the nine month periods ended September 30, 1997 and 1996, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $64,794 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was $808,366 and $743,572 at September 30, 1997 and December 31, 1996, respectively.

         During the nine months ended September 30, 1996 the General Partner advanced $9,911 to the Partnership to fund operating expenses. No advances were made during the nine months ended September 30, 1997. No repayments of working capital advances were made during the nine months ended September 30, 1997 and 1996. The amount owed to the General Partner at September 30, 1997 and December 31, 1996, was $9,911. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Accrued interest on this loan amounted to $1,736 and $844 at September 30, 1997 and December 31, 1996, respectively.

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

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,213 units, 77 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by reducing subsidized rents to market levels, thereby reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS




Net cash used in operations for the nine months ended September 30, 1997 was $33,013 as compared to cash provided by operations of $19,372 for the nine months ended September 30, 1996. The change in cash used in/provided by operations resulted from a decrease in interest received and a decrease in distributions received in excess of investment in Local Limited Partnerships during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

During the nine months ended September 30, 1996, the Partnership advanced $23,472 to Village Green Local Limited Partnership to complete a discounted buyout agreement for early settlement of the property's deferred acquisition note and accrued interest payable. No advances were made by the Partnership during the nine months ended September 30, 1997. During the nine months ended September 30, 1996, repayments of advances of $36,612 and accrued interest of $24,277 were received from two Local Limited Partnerships. These repayments were credited as distributions and repayments received in excess of investment in Local Limited Partnerships. No repayments of advances were made to the Partnership during the nine months ended September 30, 1997. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $379,590 as of September 30, 1997.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 1997, investments in eight Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. Cash distributions of $11,686 and $47,004 were received during the nine months ended September 30, 1997 and 1996, respectively. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to $29,180 at September 30, 1997. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 1997, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at September 30, 1997, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $808,366 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Eight of the Local Limited Partnerships in which the Partnership has invested have deferred acquisition notes due the original owner of each Property. With the exception of Fairmeadows and Southridge, whose notes were extended to 2011 during 1996, these notes will reach final maturity between 1997 and 1999. These notes are secured by both the Partnership's and The National Housing Partnership's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume The National Housing Partnership's and the Partnership's interests in the Local Limited Partnerships.

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




Partnership's continued existence as a going concern is dependent on the ability to repay, refinance, restructure, or renegotiate this note. The General Partner's intentions are to negotiate with the note holder to arrange a satisfactory workout plan which will allow the Local Limited Partnership to maintain ownership of the property. Should no agreement be reached and the note matures absent a sale or refinancing which produces sufficient funds to repay the note in full, a default would occur on the note. Such default could lead to a foreclosure by the note holder of the security underlying the note such that the Partnership may lose its interest in the Griffith Limited Partnership. Should the Partnership lose its interest in Griffith Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. In prior years, results of operations of NHP Realty Fund I were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are noncash in nature. Eight of the ten investments in Local Limited Partnerships have been reduced to zero. As a result, the Partnership's operations are no longer being affected by its share of the operations from these eight partnerships. The Partnership has recorded its share of income or losses in the remaining two Local Limited Partnerships which amounted to losses of $53,803 for the nine months ended September 30, 1997, and income of $14,103 for the nine months ended September 30, 1996.

The Partnership realized a net loss before extraordinary item of $142,082 for the nine months ended September 30, 1997, compared to a net profit before extraordinary item of $17,488 for the nine months ended September 30, 1996. Net loss before extraordinary item per unit of limited partnership interest was $12 compared to a net profit per unit of $1 for the 11,519 units outstanding for both periods. The change in net loss/profit before extraordinary item was primarily due to the Partnerships' share of losses from Local Limited Partnerships recognized in 1997, and decreases in distributions received in excess of investment in and advances to Local Limited Partnerships and interest income. Additionally, the Partnership recognized a gain from extinguishment of debt of $784,033 due to the early settlement of the deferred acquisition notes for Village Green and Forest Green during the nine months ended September 30, 1996. There was no such gain recognized during the nine months ended September 30, 1997. The Partnership did not recognize $1,184,908 of its allocated share of losses from eight Local Limited Partnerships for the nine months September 30, 1997, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of operating losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $243,033 between periods, primarily due to a decrease in interest accrued on deferred acquisition notes for Forest Green, Village Green, Fairmeadows and Southridge, partially offset by an increase in operating expenses.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Exhibits

                     Exhibit No.

                     27         Financial Data Schedule.

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



                           NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                           (Registrant)


                           By:   The National Housing Partnership,
                                 its sole General Partner


                           By:   National Corporation for Housing
                                 Partnerships, its sole General Partner



November 10, 1997          By:                         /s/
                                 ----------------------------------------------
                                 Jeffrey J. Ochs
                                 As Vice President and Chief Accounting Officer