Form 10-K
period 1997-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 1998-04-15
CIK 731131

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K
                                ANNUAL REPORT


                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934



  For the fiscal year ended December 31, 1997............... Commission file number 0-13465
                                                                     -------


 NATIONAL HOUSING PARTNERSHIP REALTY FUND I (A MARYLAND LIMITED PARTNERSHIP)
 ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                           MARYLAND                  52-1358879
                           --------                  ----------
               (State or other Jurisdiction of    (I.R.S. Employer
                incorporation or organization)     Identification
                                                        No.)

              9200 KEYSTONE CROSSING, SUITE 500         46240
              ---------------------------------         -----
                       INDIANAPOLIS, IN              (Zip Code)
                       ----------------
               (Address of principal executive
                           offices)


Registrant's telephone number, including area code:              (317) 817-7500
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

Documents incorporated by reference.   NONE
                                       ----


                                    NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                                         (A MARYLAND LIMITED PARTNERSHIP)
                                           1997 FORM 10-K ANNUAL REPORT


                                                 TABLE OF CONTENTS


                                                      PART I
                                                      ------

                                                                                               Page
                                                                                               ----
         Item 1.        Business                                                                 2
         Item 2.        Properties                                                               6
         Item 3.        Legal Proceedings                                                        6
         Item 4.        Submission of Matters to a Vote of Security Holders                      6


                                                      PART II
                                                      -------

         Item 5.        Market for the Registrant's Partnership                                  7
                          Interests and Related Partnership Matters
         Item 6.        Selected Financial Data                                                  7
         Item 7.        Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                    8
         Item 8.        Financial Statements and Supplementary Data                             11
         Item 9.        Changes in and Disagreements with Accountants
                          on Accounting and Financial Disclosure                                31


                                                     PART III
                                                     --------

         Item 10.       Directors and Executive Officers of the Registrant                      32
         Item 11.       Executive Compensation                                                  34
         Item 12.       Security Ownership of Certain Beneficial
                          Owners and Management                                                 34
         Item 13.       Certain Relationships and Related Transactions                          34


                                                      PART IV
                                                      -------

         Item 14.       Exhibits, Financial Statement Schedules and
                          Reports on Form 8-K                                                   35

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

      On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of National Housing Partnership Realty Fund I (a Maryland Limited Partnership) (the "Registrant" or "Partnership"). As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

      In October 1997, NHP received a subpoena from the Inspector General of the United States Department of Housing and Urban Development ("HUD") requesting documents relating to any arrangement whereby NHP or any of its affiliates provides or has provided compensation to owners of HUD multifamily projects in exchange for or in connection with property management of a HUD project. AIMCO believes that other owners and managers of HUD projects have received similar subpoenas. Documents relating to certain of NHP's acquisitions of property management rights for HUD projects may be responsive to subpoenas. AIMCO and NHP are in the process of complying with the subpoena and have provided certain documents to the Inspector General, without conceding that they are responsive to the subpoena. AMICO believes that NHP's operations are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. Effective February 13, 1998, counsel for NHP and the U.S. Attorney for the Northern District of California entered into a Tolling agreement related to certain civil claims the government may have against NHP. Although no action has been initiated against NHP or AIMCO or, to AIMCO's knowledge, any owner of a HUD property managed by NHP or AIMCO, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects or otherwise have a material adverse affect on the results of operations of AIMCO.

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

      The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:


           SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
      IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND I HAS AN INVESTMENT

                                                        Units
                                                      Authorized      Occupancy
                                         Financed,    for Rental    Percentage for
                                        Insured and   Assistance    the Year Ended
 Property Name, Location and   Number   Subsidized      Under        December 31,
       Partnership Name       of Units     Under     Section 8 (B)       1997
       ----------------       --------     -----     -------------       ----
Fairmeadows                     200        (A)           90             99%
  Duncanville, Texas
  (Fairmeadows Limited
  Partnership)
Forest Green                    100        (A)           85             99%
  Gainesville, Florida
  (Forest Green Limited
  Partnership)
Howard F. Robbins Tower         191        (A)           183           100%
  Mayfield Heights, Ohio
  (Gates Mills I Limited
  Partnership)

                                                        Units
                                                      Authorized      Occupancy
                                         Financed,    for Rental    Percentage for
                                        Insured and   Assistance    the Year Ended
 Property Name, Location and   Number   Subsidized      Under        December 31,
       Partnership Name       of Units     Under     Section 8 (B)       1997
       ----------------       --------     -----     -------------       ----
Lakeview Apartments             100        (A)            95             98%
  Fresno, California
  (Griffith Limited
  Partnership)
Northgate Village               150        (A)            49             99%
  Columbus, Georgia
  (Northgate Village Limited
  Partnership)
Parker Square                   175        (A)           140             98%
  Houston, Texas
  (Southward Limited
  Partnership)
San Jose                        220        (A)           220            100%
  San Antonio, Texas
  (San Jose Limited
  Partnership)
Southridge                      232        (A)           174            100%
  Austin, Texas
  (Southridge Apartments
  Limited
  Partnership)
Talladega Downs                 100        (A)           100            100%
  Talladega, Alabama
  (Hurbell IV Limited
  Partnership)
Village Green                   100        (A)            77             92%
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

      The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                        Subsidized Units   Subsidized Units
                                          Expiring as a     Expiring as a
                           Number      Percentage of Total  Percentage of
                          of Units      Subsidized Units     Total Units
                          --------      ----------------     -----------
               1998          961               79%               61%
               1999           62                5%                4%
               2000           76                6%                5%
         Thereafter          114               10%                7%
                          ------             ----               ---

              Total        1,213              100%               77%
                           =====              ===                ==

      Of the contracts above expiring during 1998, contracts for 837 units expire on or prior to September 30, 1998. Congress has passed legislation which will provide a one-year renewal contract to replace those contracts. The contract covering the remaining 124 units expires in October, 1998. It is uncertain whether this agreement, as well as the agreements expiring subsequent to 1998, will be renewed, and if so, on what terms.

      For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,213 units, 77 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

      Operations at all of the Properties were generally satisfactory during the period.

      As discussed in Note 7 to the combined financial statements, eight of the Local Limited Partnerships in which the Partnership has invested have deferred acquisition notes due the original owner of each Property. With the exception of Fairmeadows and Southridge, these notes are due between 1997 and 1999. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. In the event of a default on the notes, the noteholders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

      The Fairmeadows and Southridge notes were originally due on September 24, 1994 and October 18, 1994, respectively. On September 10, 1996, the Fairmeadows and Southridge Limited Partnerships and the note holders entered into Modification, Renewal and Extension of Liens Agreements (the "Agreements") effective retroactively to December 31, 1995. The Agreements extended the maturity of the Fairmeadows and Southridge notes to December 1, 2011. Interest on the notes continues to accrue at 10% and is due and payable at maturity; provided, however, that minimum annual installments of interest are paid on or before December 31 of each year, beginning December 31, 1995, and continuing annually thereafter until December 31, 2010. The minimum annual installments of interest have been paid on a timely basis for 1995, 1996 and 1997 under the terms of the Agreement (as discussed in Note 3 to the Partnership's Financial Statements). Such minimum annual installments increase each year beginning in 1997, by not less than 2.5% and not more than 5%, based on the Consumer Price Index for All Urban Consumers (CPI-U).

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

      Griffith Limited Partnership has defaulted on its deferred acquisition note and related accrued interest which became due on October 31, 1997, with a balance of $2,619,623 at December 31, 1997, which raises substantial doubt about the Local Limited Partnership's ability to continue as a going concern with its present ownership structure. The Local Limited Partnership's continued existence as a going concern with its present ownership structure is dependent on the ability to repay, refinance, restructure, or renegotiate this note. The general partner is currently negotiating to extend the note and maintain ownership of the property.

      Southward Limited Partnership and Northgate Village Limited Partnership have deferred acquisition notes due on October 4, 1998 and July 26, 1999, respectively, with balances of $3,525,458 and $2,270,380, respectively, including accrued interest of $1,916,908 and $1,301,380 at December 31, 1997, which raises substantial doubt about the Local Limited Partnerships' ability to continue as going concerns with their present ownership structure. The Local Limited Partnerships' continued existence as going concerns with their present ownership structure is dependent on the ability to repay, refinance, restructure, or renegotiate these notes. The general partner is currently negotiating to extend the notes and maintain ownership of the properties.

      On October 2, 1995, Forest Green and Village Green Limited Partnerships entered into a discount buyout agreement for early settlement of their deferred acquisition notes and related accrued interest payable. The agreements provide for a total buyout amount of $175,000 per Local Limited Partnership, payable in two installments. The first installments of $120,000 each, which were applied against accrued interest on deferred acquisition note payable, were paid upon execution of the agreements. The final installments of $55,000 each were paid on May 1, 1996. The first installments were paid with $104,395 and $40,375, respectively, in available surplus cash and $15,605 and $79,625, respectively in proceeds from a Partnership loan. The final installments were paid with $55,000 and $31,291, respectively, in available surplus cash, and $23,709 in proceeds from partner loans. The balance of the deferred acquisition notes payable and related accrued interest of $1,367,660 and $1,378,734, respectively, were relieved and recognized as an extraordinary gain in 1996 (see Note 3 to the Partnership's Financial Statements).

      The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 1997.

                    NHP Realty                                Deferred
                      Fund I       Cost of                   Acquisition
                    Percentage    Ownership   Mortgage        Notes and
   Partnership       Interest     Interest      Notes     Accrued Interest
   -----------       --------     --------      -----     ----------------
Fairmeadows L.P.        99%      $1,090,611   $1,872,895      $5,211,942
Forest Green L.P.       99%         419,918      923,194             -
Gates Mills I L.P.      98%       1,560,737    2,166,098       6,199,775
Griffith L.P.           99%         631,329      972,855       2,619,623
Northgate Village L.P.  99%         620,869    1,341,747       2,270,380
Southward L.P.          99%         916,991    1,491,798       3,525,458
San Jose L.P.           99%       1,155,959    1,969,204       3,963,917
Southridge Apts. L.P.   99%       1,343,517    2,184,348       5,169,178
Hurbell IV L.P.         99%         372,361    1,038,694       1,416,898
Village Green L.P.      99%         429,704      820,532             -

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

      (b) As of December 31, 1997, there were 1,111 registered holders of limited partnership interests (in addition to 1133 Fifteenth Street Associates - See Item 1).

      (c) No cash dividends or distributions have been declared from the inception of the Partnership to December 31, 1997.

Item 6.      Selected Financial Data

                                                                  Year Ended December 31,
                                         -----------------------------------------------------------------------
                                             1997          1996              1995          1994          1993
                                             ----          ----              ----          ----          ----
                                                        As Restated (C)
Share of (losses) profits from Local
    Limited Partnerships (A)             $   (27,003)   $    20,779    $         -    $         -    $         -


Other revenue and expenses:
    Interest income                            3,926         25,430         38,532          1,097          1,421
    Loss on investment in Local
      Limited Partnerships                         -              -        (95,230)        (2,300)      (295,200)

    Distributions in excess of
      investment in Local Limited
      Partnerships                            13,785         95,573         65,099         91,746         20,600
    Partnership operating expenses          (137,021)      (140,957)      (135,627)      (139,341)      (134,575)
                                         -----------    -----------    -----------    -----------    -----------

Net (loss) profit before extraordinary
    item                                    (146,313)           825       (127,226)       (48,798)      (407,754)
Extraordinary item - share of gain on
  extinguishment of debt                           -      1,763,685              -              -              -
                                         -----------    -----------    -----------    -----------    -----------

Net (loss) profit                        $  (146,313)   $ 1,764,510    $  (127,226)   $   (48,798)   $  (407,754)
                                         ===========    ===========    ===========    ===========    ===========

(Loss) profit per unit of limited
   partnership interest based on units
   outstanding during the period         $       (12)   $       150(B) $       (11)   $        (4)   $       (35)
                                         ===========    ===========    ===========    ===========    ===========

Total assets, at December 31             $ 1,807,058    $ 1,870,129    $    12,313    $    47,636    $    86,538
                                         ===========    ===========    ===========    ===========    ===========

Cash distributions per unit of
   limited partnership interest          $         -    $         -    $         -    $         -    $         -
                                         ===========    ===========    ===========    ===========    ===========

 (A) The Partnership holds limited partnership interests in the Local Limited Partnerships, and since its liability for obligations is limited to its original investment, its investment account is not reduced below zero (creating a liability) for the investments in Local Limited Partnerships. As a result, during 1997, 1996, 1995, 1994 and 1993, $1,500,538, $2,184,536, $1,751,781, $1,604,334 and $3,186,365,
      respectively, of losses from eight, eight, eight, ten, and ten Local Limited Partnerships have not been recognized by the Partnership.

 (B) Profit of $150 per limited partnership interest attributed solely to extraordinary gain.

  C) See Note 8 to the financial statements for discussion of restatement of the 1996 financial statements.

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

      As discussed in Note 7 to the combined financial statements, eight of the Local Limited Partnerships in which the Partnership has invested have deferred acquisition notes due the original owner of each Property. With the exception of Fairmeadows and Southridge, these notes are due between 1997 and 1999. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. In the event of a default on the notes, the noteholders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

      The Fairmeadows and Southridge notes were originally due on September 24, 1994 and October 18, 1994, respectively. On September 10, 1996, the Fairmeadows and Southridge Limited Partnerships and the note holders entered into Modification, Renewal and Extension of Liens Agreements (the "Agreements") effective retroactively to December 31, 1995. The Agreements extended the maturity of the Fairmeadows and Southridge notes to December 1, 2011. Interest on the notes continues to accrue at 10% and is due and payable at maturity; provided, however, that minimum annual installments of interest are paid on or before December 31 of each year, beginning December 31, 1995, and continuing annually thereafter until December 31, 2010. The minimum annual installments of interest have been paid on a timely basis for 1995, 1996 and 1997 under the terms of the Agreement (as discussed in Note 3 to the Partnership's Financial Statements). Such minimum annual installments increase each year beginning in 1997, by not less than 2.5% and not more than 5%, based on the Consumer Price Index for All Urban Consumers (CPI-U).

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

      Griffith Limited Partnership has defaulted on its deferred acquisition note and related accrued interest which became due on October 31, 1997, with a balance of $2,619,623 at December 31, 1997, which raises substantial doubt about the Local Limited Partnership's ability to continue as a going concern with its present ownership structure. The Local Limited Partnership's continued existence as a going concern with its present ownership structure is dependent on the ability to repay, refinance, restructure, or renegotiate this note. The general partner is currently negotiating to extend the note and maintain ownership of the property.

      Southward Limited Partnership and Northgate Village Limited Partnership have deferred acquisition notes due on October 4, 1998 and July 26, 1999, respectively, with balances of $3,525,458 and $2,270,380, respectively, including accrued interest of $1,916,908 and $1,301,380 at December 31, 1997, which raises substantial doubt about the Local Limited Partnerships' ability to continue as going concerns with their present ownership structure. The Local Limited Partnerships' continued existence as going concerns with their present ownership structure is dependent on the ability to repay, refinance, restructure, or renegotiate these notes. The general partner is currently negotiating to extend the notes and maintain ownership of the properties.

      On October 2, 1995, Forest Green and Village Green Limited Partnerships entered into a discount buyout agreement for early settlement of their deferred acquisition notes and related accrued interest payable. The agreements provide for a total buyout amount of $175,000 per Local Limited Partnership, payable in two installments. The first installments of $120,000 each, which were applied against accrued interest on deferred acquisition note payable, were paid upon execution of the agreements. The final installments of $55,000 each were paid on May 1, 1996. The first installments were paid with $104,395 and $40,375, respectively, in available surplus cash and $15,605 and $79,625, respectively in proceeds from a Partnership loan. The final installments were paid with $55,000 and $31,291, respectively, in available surplus cash, and $23,709 in proceeds from partner loans. The balance of the deferred acquisition notes payable and related accrued interest of $1,367,660 and $1,378,734, respectively, were relieved and recognized as an extraordinary gain in 1996 (see Note 3 to the Partnership's Financial Statements).

      During 1996 and 1995, the Partnership advanced $23,472 and $95,230 to one and two Local Limited Partnerships to fund the early settlement of their deferred acquisition notes. During 1997, no advances were made by the Partnership to Local Limited Partnerships. Repayments of advances of $2,639, $36,612 and zero and accrued interest of $3,004 , $24,277 and $37,561 were received from one, two and one Local Limited Partnerships during 1997, 1996 and 1995, respectively.

      During 1997, 1996 and 1995, the General Partner advanced $124,368, $178,562 and $39,049 to ten, five and six Local Limited Partnerships to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). During 1997, 1996 and 1995, three, two and one Local Limited Partnerships made payments of principal of $13,961, $25,415 and $6,927 and interest of $5,622, $2,587 and $1,749, respectively. At December 31, 1997 and 1996, the balance owed to NHP by ten and eight Local Limited Partnerships was $326,072 and $215,665, respectively. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.5% at December 31, 1997.

      Net cash used in operations for the year ended December 31, 1997 was $35,111 compared to cash provided by operations for the year ended December 31, 1996 of $38,786 and to $47,950 in 1995. The decrease in cash from operations from 1996 to 1997 was a result of a decrease in distributions in excess of investment in and interest received on advances to Local Limited Partnerships during 1997. The decrease in cash from operations from 1995 to 1996 was a result of an increase in operating expenses paid during 1996.

      Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, investment carrying values for each of the Local Limited Partnerships has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. Cash distributions of $11,146, $70,918 and $53,142 were received from one, three and two Local Limited Partnerships during the years ended December 31, 1997, 1996 and 1995, respectively. The receipt of these distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

      Cash and cash equivalents amounted to $26,125 at December 31, 1997. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 1997, is dependent on distributions from recurring operations received from the Local Limited Partnerships, and proceeds from the sales or refinancings of the underlying properties. Total distributions received from Local Limited Partnerships decreased to $11,146 in 1997 from $70,918 which was an increase from $53,142 in 1995. Cash on hand at December 31, 1997, coupled with projected distributions from Local Limited Partnerships should provide sufficient capital to fund the Partnership's operations during 1998.

      During 1996, the General Partner advanced $9,911 to the Partnership to pay operating expenses. During 1997, repayments of principal and interest of $3,596 and $2,047, respectively were made by the Partnership to the General Partner. No repayments were made by the Partnership during 1996. Interest is charged on borrowing at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.5% at December 31, 1997. Interest expensed for the years ended December 31, 1997 and 1996 was $1,203 and $844, respectively, which is included in other operating expenses on the Partnership's Statement of Operations.

      As of December 31, 1997, the Partnership owes the General Partner $829,964 for administrative and reporting services performed. During the years ended December 31, 1997, 1996 and 1995, no payments were made by the Partnership to the General Partner for administrative and reporting services. This payment was made with distributions received from the Local Limited Partnerships. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather, the payment of the unpaid administrative and reporting fees and other advances to the General Partner will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Results of Operations

      As further discussed in Note 8 to the financial statements, the Partnership's 1996 financial statements have been restated. In summary, Net Profit and Investment in and Advances to Local Limited Partnerships increased by $979,652 as a result of the restatement. References to 1996 amounts in the following discussion are the restated amounts.

      The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. Due to the use of the equity method of accounting as discussed in Note 1 to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the profits or losses of the Local Limited Partnerships. As of December 31, 1995, the Partnership had no carrying basis in any of the Local Limited Partnerships and reflected no share of losses for Local Limited Partnerships in 1995. However, during the year ended December 31, 1996, Forest Green and Village Green Limited Partnerships completed discounted buyout agreements for early settlement of their deferred acquisition notes and related accrued interest payable, resulting in gains of $1,367,660 and $1,378,734, respectively, for the two Local Limited Partnerships. As a result, the Partnership has recorded its share of profit and gain on extinguishment of debt of $20,779 and $1,763,685, respectively, net of previously unrecorded losses of $918,193, in the two Local Limited Partnerships for the year ended December 31, 1996. The Partnership has recorded its share of losses of $27,003 in the two Local Limited Partnerships for the year ended December 31, 1997.

      The Partnership realized a net loss of $146,313 for the year ended December 31, 1997, compared to a net profit before extraordinary item of $825 for the year ended December 31, 1996. Net loss per unit of limited partnership interest was $12 compared to a net profit per unit of $150 for the 11,519 units outstanding for both periods. The increase in net loss before extraordinary item was primarily due to the change in share of profits and losses from Local Limited Partnerships and a decrease in distributions received in excess of investment in and advances to Local Limited Partnerships and interest received on advances to Local Limited Partnerships. Additionally, the Partnership recognized a gain from extinguishment of debt of $1,763,685 due to the early settlement of the deferred acquisition notes for Village Green and Forest Green during the year ended December 31, 1996. There was no such gain recognized during the year ended December 31, 1997.

      The Partnership did not recognize $1,500,538 of its allocated share of losses from eight Local Limited Partnerships for the year ended December 31, 1997, as the Partnership's net carrying basis in them was reduced to zero in a prior year (see Note 3 to the Partnership's financial statements). The Partnership's share of profits and losses from the Local Limited
Partnerships, if not limited to its investment account balance, would have changed by $2,046,964 between years. The decrease was due primarily to the gain on extinguishment of debt recognized by two Local Limited Partnerships during 1996, partially offset by an impairment loss on rental property recognized by one Local Limited Partnership during 1996 (as discussed in Note 3 to the Partnership's financial statements). No such extraordinary gain or impairment loss was recognized during 1997.

      The Partnership realized a net profit before extraordinary item of $825 for the year ended December 31, 1996, compared to a net loss of $127,226 for the year ended December 31, 1995. Net profit per unit of limited partnership interest was $150 compared to a net loss per unit of $11 for the 11,519 units outstanding for both periods. The increase in net profit before extraordinary item was primarily due to the increases in share of profits from Local Limited Partnerships, distributions received in excess of investment in and advances to Local Limited Partnerships and interest income. Additionally, the Partnership recognized a gain from extinguishment of debt of $1,763,685 due to the early settlement of the deferred acquisition notes for Village Green and Forest Green during the year ended December 31, 1996. There was no such gain recognized during the year ended December 31, 1995.

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


Item 8.     Financial Statements and Supplementary Data

      The financial statements and supplementary schedule of the Partnership are included on pages 12 through 30 of this report.

Independent Auditors' Report



To The Partners of
   National Housing Partnership Realty Fund I
Indianapolis, IN


We have audited the accompanying statements of financial position of National Housing Partnership Realty Fund I (the Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997, and the schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Hurbell IV Limited Partnership and Gates Mills I Limited Partnership (investees of the Partnership) for the years ended December 31, 1997, 1996 and 1995. The Partnership's equity in the net assets of these investees has been reduced to zero in accordance with the equity method of accounting. The accompanying statement of operations includes $11,146, $21,342 and $29,506 of revenue from distributions in excess of investment from these two investees for the years ended December 31, 1997, 1996 and 1995, respectively. The financial statements do not include any equity, or other earnings or losses from these investees for the years ended December 31, 1997, 1996 and 1995. The financial statements of these investees were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to amounts included for these investees, is based solely upon the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 8, the accompanying 1996 financial statements have been restated.





Deloitte & Touche LLP
McLean, VA
March 3, 1998

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                        STATEMENTS OF FINANCIAL POSITION


                                                       December 31,
                                                --------------------------
                                                   1997            1996
                                                   ----            ----
                                                              (As Restated,
                                                               See Note 8)

                                    ASSETS
                                    ------

Cash and cash equivalents (Note 2)              $    26,125    $    62,193
Investments in and advances to Local Limited
 Partnerships (Note 3)                            1,780,933      1,807,936
                                                -----------    -----------

                                                $ 1,807,058    $ 1,870,129
                                                ===========    ===========

                  LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                  ------------------------------------------


Liabilities:
   Administrative and reporting
    fees payable to General Partner (Note 4)    $   829,964    $   743,572
   Due to General Partner (Note 4)                    6,315          9,911
   Accrued interest on partner loans (Note 4)           -              844
   Accrued expenses                                  40,210         38,920
                                                -----------    -----------

                                                    876,489        793,247
                                                -----------    -----------

Partners' equity (deficit):
   General Partner - The National
    Housing Partnership (NHP)                       (86,059)       (84,596)
   Original Limited Partner -
    1133 Fifteenth Street Associates                (90,959)       (89,496)
   Other Limited Partners - 11,519
    investment units                              1,107,587      1,250,974
                                                -----------    -----------

                                                    930,569      1,076,882
                                                -----------    -----------
                                                $ 1,807,058    $ 1,870,129
                                                ===========    ===========

                      See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                        Years Ended December 31,
                                               ----------------------------------------
                                                   1997           1996           1995
                                                   ----           ----           ----
                                                             (As Restated,
                                                              See Note 8)
REVENUES:
    Share of profits from Local Limited
      Partnerships (Note 3)                    $       -      $    20,779    $       -
    Interest income                                    922          1,153            971
    Interest received on advances to Local
      Limited Partnerships (Note 3)                  3,004         24,277         37,561
    Distributions in excess of investment in
      Local Limited Partnership (Note 3)            13,785         95,573         65,099
                                               -----------    -----------    -----------


                                                    17,711        141,782        103,631
                                               -----------    -----------    -----------
COSTS AND EXPENSES:
    Share of losses from Local Limited
      Partnerships (Note 3)                         27,003            -              -
    Loss on investment in Local Limited
      Partnerships (Note 3)                            -              -           95,230
    Administrative and reporting fees to
      General Partner (Note 4)                      86,392         86,392         86,392
    Interest expense on loan from
      General Partner (Note 4)                       1,203            844            -
    Other operating expenses                        49,426         53,721         49,235
                                               -----------    -----------    -----------

                                                   164,024        140,957        230,857
                                               -----------    -----------    -----------

NET (LOSS) PROFIT BEFORE EXTRAORDINARY
   ITEM                                           (146,313)           825       (127,226)

EXTRAORDINARY ITEM - SHARE OF GAIN ON
   EXTINGUISHMENT OF DEBT (Note 3)                     -        1,763,685            -
                                               -----------    -----------    -----------
NET (LOSS) PROFIT                              $  (146,313)   $ 1,764,510    $  (127,226)
                                               ===========    ===========    ===========

ALLOCATION OF NET (LOSS) PROFIT:
    General Partner - NHP                      $    (1,463)   $    17,645    $    (1,272)
    Original Limited Partner -
      1133 Fifteenth Street Associates              (1,463)        17,645         (1,272)
    Other Limited Partners - 11,519
      investment units                            (143,387)     1,729,220       (124,682)
                                               -----------    -----------    -----------

                                               $  (146,313)   $ 1,764,510    $  (127,226)
                                               ===========    ===========    ===========

NET (LOSS) PROFIT PER LIMITED PARTNERSHIP
    INTEREST (Note 3)
      Before extraordinary item                $       (12)   $        -     $       (11)
      Extraordinary item                               -              150            -
                                               -----------    -----------    -----------

       Net (loss) profit                       $       (12)   $       150    $       (11)
                                               ===========    ===========    ===========

                      See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)



                                               The
                                            National          1133
                                             Housing        Fifteenth         Other
                                           Partnership        Street         Limited
                                              (NHP)         Associates       Partners        Total
                                           -----------     -----------     -----------     -----------
Equity (deficit) at
   January 1, 1995                         $  (100,969)    $  (105,869)    $  (353,564)    $  (560,402)

Net loss                                        (1,272)         (1,272)       (124,682)       (127,226)
                                           -----------     -----------     -----------     -----------

Equity (deficit) at
   December 31, 1995                          (102,241)       (107,141)       (478,246)       (687,628)

Net profit (As restated, see Note 8)            17,645          17,645       1,729,220       1,764,510
                                           -----------     -----------     -----------     -----------

Equity (deficit) at December 31,
   1996 (As restated, see Note 8)              (84,596)        (89,496)      1,250,974       1,076,882

Net loss                                        (1,463)         (1,463)       (143,387)       (146,313)
                                           -----------     -----------     -----------     -----------

Equity (deficit) at
   December 31, 1997                       $   (86,059)    $   (90,959)    $ 1,107,587     $   930,569
                                           ===========     ===========     ===========     ===========

Percentage interest at
   December 31,1995,
   1996 and 1997                                     1%              1%             98%
                                           -----------     -----------     -----------

                                                    (A)             (B)             (C)
                                           ===========     ===========     ===========

(A)   General Partner

(B)   Original Limited Partner

(C) Consists of 11,519 investment units held by 1,113 investors, each unit represents a .0085% ownership interest.


                      See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                           Years Ended December 31,
                                                               ------------------------------------------------
                                                                   1997           1996            1995
                                                                   ----           ----            ----
                                                                                  (As Restated,
                                                                                   See Note 8)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Interest received                                          $       922    $     1,153    $       971
    Interest received on advances to Local Limited
      Partnerships                                                   3,004         24,277         37,561
    Distributions in excess of investment
      in Local Limited Partnerships                                 11,146         70,918         53,142
    Interest paid on loan from General Partner                      (2,047)           -              -
    Operating expenses paid                                        (48,136)       (57,562)       (43,724)
                                                               -----------    -----------    -----------

    Net cash (used in) provided by operating activities            (35,111)        38,786         47,950
                                                               -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Advances to Local Limited Partnerships                             -          (23,472)       (95,230)
    Repayment of advances to Local Limited Partnerships              2,639         36,612            -
                                                               -----------    -----------    -----------


    Net cash provided by (used in) investing activities              2,639         13,140        (95,230)
                                                               -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from General Partner                                      -            9,911            -

    Repayment of loans to General Partner                           (3,596)           -              -
                                                               -----------    -----------    -----------


    Net cash (used in) provided by financing activities             (3,596)         9,911            -
                                                               -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                     (36,068)        61,837        (47,280)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                          62,193            356         47,636
                                                               -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $    26,125    $    62,193    $       356
                                                               ===========    ===========    ===========

RECONCILIATION OF NET (LOSS) PROFIT TO NET CASH
   (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) profit                                              $  (146,313)   $ 1,764,510    $  (127,226)
                                                               -----------    -----------    -----------
Adjustments to reconcile net (loss) profit to net cash
  (used in) provided by operating activities:
   Share of gain on extinguishment of debt                             -       (1,763,685)           -
   Share of losses (profits) from Local Limited Partnerships        27,003        (20,779)           -
   Repayment of advances to Local Limited Partnerships              (2,639)       (36,612)           -
   Loss on investment in Local Limited Partnerships                    -              -           95,230
   Increase in administrative and reporting
    fees payable to General Partner                                 86,392         86,392         86,392
   Decrease (increase) in distribution receivable                      -           11,957        (11,957)
   (Decrease) increase in accrued interest
    on partner loans                                                  (844)           844            -
   Increase (decrease) in accrued expenses                           1,290         (3,841)         5,511
                                                               -----------    -----------    -----------

      Total adjustments                                            111,202     (1,725,724)       175,176
                                                               -----------    -----------    -----------

   Net cash (used in) provided by operating activities         $   (35,111)   $    38,786    $    47,950
                                                               ===========    ===========    ===========

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

      On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of National Housing Partnership Realty Fund I (a Maryland Limited Partnership) (the "Registrant" or "Partnership"). As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

2.    CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist of the following:

                                          December 31,
                                        -----------------
                                          1997      1996
                                          ----      ----
Cash in demand accounts                 $   351   $ 1,335
Money market account                     25,774    60,858
                                        -------   -------
                                        $26,125   $62,193
                                        =======   =======


3.    INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

      The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships: Fairmeadows Limited Partnership, Forest Green Limited Partnership, Griffith Limited Partnership, Northgate Village Limited Partnership, Southward Limited Partnership, San Jose Limited Partnership, Southridge Apartments Limited Partnership, Hurbell IV Limited Partnership and Village Green Limited Partnership. Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of December 31, 1995, investments in all ten of the Local Limited Partnerships had been reduced to zero. However, during 1996, Forest Green and Village Green Limited Partnerships completed discounted buyout agreements for early settlement of their deferred acquisition notes and related accrued interest payable, resulting in gains of $1,367,660 and

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                            A LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


$1,378,734, respectively, for the two Local Limited Partnerships. As a result, the Partnership has recorded its share of profits and gain on extinguishment of debt, net of previously unrecorded losses of $918,193, in the two Local Limited Partnerships which amounted to $20,779 and $1,763,685, respectively, for the year ended December 31, 1996. Its share of net losses from both Local Limited Partnerships was $27,003 for the year ended December 31, 1997. The Partnership did not recognize $1,500,538, $2,184,536 and $1,751,784 of losses from eight, eight and ten Local Limited Partnerships during 1997, 1996 and 1995, respectively. As of December 31, 1997 and 1996, the Partnership has not recognized $15,810,513 and $14,309,975, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

      Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at December 31, 1997 and 1996, for eight Local Limited Partnerships. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances remain due and payable to the Partnership. Interest is calculated at the Chase Manhattan prime rate plus 2% (10.5% at December 31, 1997). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

      During 1996 and 1995, the Partnership advanced $23,472 and $95,230 to one and two Local Limited Partnerships to fund the early settlement of their deferred acquisition notes. During 1997, the Partnership made no advances for working capital purposes. Repayments of advances of $2,639, $36,612 and zero and accrued interest of $3,004, $24,277 and $37,561 were received from one, two and one Local Limited Partnership during 1997, 1996 and 1995, respectively. At December 31, 1997, the Partnership's working capital advances to Local Limited Partnerships amounted to $376,951.

      Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 1997 and 1996, and the combined results of operations for each of the three years in the period ended December 31, 1997, are provided on the following page.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                           COMBINED FINANCIAL POSITION
                        OF THE LOCAL LIMITED PARTNERSHIPS

                                                            December 31,
                                                    ----------------------------
                                                        1997             1996
                                                        ----             ----
Assets:
   Land                                             $  3,559,204    $  3,559,204
   Buildings and improvements,
     net of accumulated
     depreciation of  $13,731,485 and $12,552,675
     and impairment loss of $455,845 in 1996          25,505,976      26,387,491
   Other assets                                        3,938,782       3,493,725
                                                    ------------    ------------

                                                    $ 33,003,962    $ 33,440,420
                                                    ============    ============

Liabilities and Partners' Deficit:
   Liabilities:
    Mortgage notes payable                          $ 14,781,365    $ 15,338,234
    Acquisition notes payable                         12,806,307      12,806,307
    Other liabilities                                 20,337,092      18,658,852
                                                    ------------    ------------

                                                      47,924,764      46,803,393

Partners' Deficit:
   National Housing Partnership Realty Fund I        (14,642,571)    (13,103,884)
   Other partners                                       (278,231)       (259,089)
                                                    ------------    ------------

                                                    $ 33,003,962    $ 33,440,420
                                                    ============    ============

                         COMBINED RESULTS OF OPERATIONS
                        OF THE LOCAL LIMITED PARTNERSHIPS

                                               Years Ended December 31,
                                        -----------------------------------------
                                            1997           1996           1995
                                            ----           ----           ----

Revenue                                 $ 7,581,257    $ 7,661,926    $ 7,462,834
                                        -----------    -----------    -----------

Expenses:
   Operating expenses                     6,404,183      6,347,244      5,824,032
   Financial expenses                       229,440        256,233        283,438
   Interest on acquisition notes          1,315,263      1,661,141      2,075,693
   Depreciation                           1,178,810      1,166,244      1,147,876

   Impairment loss on rental property           -          455,845            -
                                        -----------    -----------    -----------

    Total expenses                        9,127,696      9,886,707      9,331,039
                                        -----------    -----------    -----------

   Net loss before extraordinary item    (1,546,439)    (2,224,781)    (1,868,205)
   Gain on extinguishment of debt               -        2,746,394            -
                                        -----------    -----------    -----------

   Net (loss) profit                    $(1,546,439)   $   521,613    $(1,868,205)
                                        ===========    ===========    ===========

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)


      The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Each Local Limited Partnership was formed during 1984 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 of the National Housing Act. During the year ended December 31, 1997, all of the projects received a substantial amount of rental assistance from HUD.

      The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                        Subsidized Units  Subsidized Units
                                          Expiring as a     Expiring as a
                           Number      Percentage of Total  Percentage of
                          of Units      Subsidized Units     Total Units
                          --------      ----------------     -----------
               1998          961               79%               61%
               1999           62                5%                4%
               2000           76                6%                5%
         Thereafter          114               10%                7%
                          ------             ----               ---

              Total        1,213              100%               77%
                           =====              ===                ==

      Of the contracts above expiring during 1998, contracts for 837 units expire on or prior to September 30, 1998. Congress has passed legislation which will provide a one-year renewal contract to replace those contracts.

      The contract covering the remaining 124 units expires in October, 1998. It is uncertain whether this agreement, as well as the agreements expiring subsequent to 1998, will be renewed, and if so, on what terms.

      For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,213 units, 77 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

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

      Deferred acquisition notes of $12,806,307 at December 31, 1997 and 1996, bear simple interest at rates of 9% or 10% per annum. These notes are collateralized by security interests in all partnership interests of the Local Limited Partnerships. Neither principal nor interest are payable currently, except for the Griffith, Fairmeadows and Southridge acquisition notes which are discussed below; all principal and accrued interest are payable upon the earlier of the sale, transfer, or refinancing of the project or maturity of the notes. Notes for two Local Limited Partnerships, Fairmeadows and Southridge, matured in 1994, but were renewed and extended in 1996. Other notes mature during 1998 and 1999.

      The Fairmeadows and Southridge deferred acquisition notes matured on September 24, 1994 and October 18, 1994, respectively. On September 10, 1996, the Fairmeadows and Southridge Limited Partnerships and the holders of the acquisition notes entered into a Modification, Renewal and Extension of Note and Lien Agreement (the "Agreements") for each of these two properties effective retroactively to December 31, 1995. Simultaneous with the execution of the Agreements, the General Partner made loans in the amount of $33,314 to the Fairmeadows Local Limited Partnerships and $37,338 to the Southridge Local Limited Partnership to cover interest payments to the note holders of $20,000 for Fairmeadows and $24,000 for Southridge, as well as additional fees required to be paid third parties to accomplish these transactions. The Agreements extend the term of the acquisition notes through December 1, 2011, provided that minimum annual interest installments are paid on or before December 31 of each year beginning in 1996. The 1996 annual interest installments, in the amount of $45,000 for Fairmeadows and $50,000 for Southridge paid prior to December 31, 1996, will increase each year by the amount of the Consumer Price Index for All Urban Consumers, but no more than 5% and no less than 2.5%. The 1997 annual interest installments, in the amount of $46,530 for Fairmeadows and $51,700 for Southridge were paid prior to December 31, 1997. Any failure to pay the annual interest payments required under the provisions of the Agreements will result in a default of the acquisition notes, enabling the holders of the notes to proceed to foreclosure. Prior to December 31, 2010, and provided there is no default, the Local Limited Partnerships shall have the right to make a discounted cash payment in full payment and satisfaction of the notes. Such discounted cash payments were specific as $450,000 for Fairmeadows and $500,000 for Southridge for 1996 and increase each year calculated as ten times the minimum annual installment of interest due in that year. The balances of the deferred acquisition notes at December 31, 1997, were $1,848,750 and $2,166,725 with accrued interest of $3,363,192 and $3,002,453 for Fairmeadows and Southridge, respectively. There can be no assurance that the Local Limited Partnerships will have sufficient cash or that the General Partner will loan additional cash to the Local Limited Partnerships, if necessary, to make the annual installment payments required under the Agreements. The failure to make the required payments may result in a loss of interest in these Local Limited Partnerships, which may result in the partners incurring adverse tax consequences.

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

      Griffith Limited Partnership has defaulted on its deferred acquisition note and related accrued interest which became due on October 31, 1997, with a balance of $2,619,623 at December 31, 1997, which raises substantial doubt about the Local Limited Partnership's ability to continue as a going concern with its present ownership structure. The Local Limited Partnership's continued existence as a going concern with its present ownership structure is dependent on the ability to repay, refinance, restructure, or renegotiate this note. The General Partner is currently negotiating to extend the note and maintain ownership of the property.

      Southward Limited Partnership and Northgate Village Limited Partnership have deferred acquisition notes due on October 4, 1998 and July 26, 1999, respectively, with balances of $3,525,458 and $2,270,380, respectively, including accrued interest of $1,916,908 and $1,301,380 at December 31, 1997, which raises substantial doubt about the Local Limited Partnerships' ability to continue as going concerns with their present ownership structure. The Local Limited Partnerships' continued existence as going concerns with their present ownership structure is dependent on the ability to repay, refinance, restructure, or renegotiate these notes. The general partner is currently negotiating to extend the notes and maintain ownership of the properties.

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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)


      Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1997. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

4.    TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
      PARTNER

      The Partnership accrued administrative and reporting fees payable to the General Partner of $86,392 annually during 1997, 1996, and 1995. No payments for such fees were made to the General Partner in 1997, 1996 and 1995. As of December 31, 1997 and 1996, the Partnership owed $829,964 and $743,572, respectively, to the General Partner for accrued administrative and reporting fees.

      During 1996, the General Partner advanced $9,911 to the Partnership to pay operating expenses. During 1997, repayments of principal and interest of $3,596 and $2,047, respectively were made by the Partnership to the General Partner. No repayments were made by the Partnership during 1996. Interest is charged on borrowing at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.5% at December 31, 1997. Interest accrued for the years ended December 31, 1997 and 1996 was $1,203 and $844, respectively, which is included in other operating expenses on the Partnership's Statement of Operations.

              An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by eight of the Local Limited Partnerships. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a wholly owned subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned $812,257, $775,238 and $756,629 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1997, 1996 and 1995, respectively. In 1996, NHPI paid an affiliate of NHP approximately $80,000 to secure the rights to manage Fairmeadows and Southridge for the year ended December 31, 1997. At December 31, 1997 and 1996, amounts due NHPMC and unpaid by the Local Limited Partnership amounted to $58,061and $57,915, respectively.

      Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. At December 31, 1996, trade payables include $5,314 due to NHPI. At December 31, 1995, trade payables include $60 due to NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1997, 1996 and 1995, were approximately $875,000, $896,000 and $795,000, respectively. Additionally, at December 31, 1997, trade payables include $11,281 due to NHPMC.

      An affiliate of the Local Partner of one of the Local Limited Partnerships provides management services for the property owned by the Local Limited Partnership. During 1997, 1996 and 1995, they received $69,797, $71,308 and $69,977, respectively, for these services. Additionally, in 1997, 1996 and 1995, $8,130 $6,456 and $4,949, respectively, was paid to another affiliate of this Local Partner for painting services.

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

      A reconciliation follows:

                                                              Years Ended December 31,
                                                    -----------------------------------------
                                                        1997           1996           1995
                                                        ----           ----           ----

   Net (loss) profit per financial statements       $  (146,313)   $ 1,764,510    $  (127,226)
   Timing differences in determining losses of
    Local Limited Partnerships:
       Depreciation                                    (536,161)      (695,626)      (850,217)
       Interest on acquisition notes payable             81,537        238,731       (186,609)
       Rents received in advance                         (1,508)         4,632            191
       Losses in excess of financial statement
        investment amount                            (1,512,416)           -       (1,795,796)
       Income less than the previously unrecorded
        losses                                              -       (1,362,519)           -

       Accrued interest on partner loans                 87,394         44,840         24,387
       Other                                             71,181        196,664         74,606
       Income due to cancellation of debt                   -        7,774,719            -

       Basis reduction in lieu of cancellation of
         debt income                                        -         (851,114)           -

       Impairment loss on rental property                   -          396,000            -
                                                    -----------    -----------    -----------

   Profit (loss) per tax return                     $ 1,956,286    $ 7,510,837    $(2,860,664)
                                                    ===========    ===========    ===========

      As discussed in Note 3, three of the Local Limited Partnerships in which the Partnership has invested may not be able to continue as going concerns. Should a Local Limited Partnership not continue as a going concern, or the Partnership itself not continue as a going concern (see Note 7), there could be adverse tax consequences to the partners in the Partnership. The impact of the tax consequences is dependent upon each partner's individual tax situation.

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

      Second, to the establishment of any reserves which the General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership.

      Third, to the Limited Partners until the Limited Partners have received a return of their capital contributions, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distributions from operations;

      Fourth, to the Limited Partners, until each Limited Partner has received an amount equal to a cumulative noncompounded 6% annual return on its capital contribution, after deduction of (a) an amount equal to 50% of the tax losses allocated to the Limited Partner and (b) prior cash distributions from operations and prior cash distributions from sales or refinancing;

      Fifth, to the General Partner until the General Partner has received a return of its capital contribution, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distributions from operations;

      Sixth, to the General Partner for disposition and refinancing fees, including prior disposition and refinancing fees which have been accrued but are unpaid;

      Seventh, to the partners with positive capital accounts to bring such accounts to zero; and

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


8.    RESTATEMENT OF DECEMBER 31, 1996 FINANCIAL STATEMENTS

      Subsequent to the issuance of the Partnership's 1996 financial statements, the Partnership's management determined that its share of extraordinary gain from the extinguishment of debt recorded in the statement of operations was incorrectly calculated due to a clerical error.

      As a result, the 1996 financial statements have been restated from the amounts previously reported to properly report the Partnership's share of extraordinary gain and its Investment in and Advances to Local Limited Partnerships.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)


         The effects of the restatement are as follows:

                                                          As Previously      As
                                                             Reported     Restated
                                                             --------     --------

                  At December 31, 1996
                  --------------------

                  Investments in and advances to
                    Local Limited Partnerships              $  828,284   $1,807,936
                                                            ==========   ==========

                  Partners' equity                          $   97,230   $1,076,882
                                                            ==========   ==========


                  For the Year Ended December 31, 1996
                  ------------------------------------

                  Extraordinary item - share of gain on
                    extinguishment of debt                  $  784,033   $1,763,685
                                                            ==========   ==========

                  Net profit                                $  784,858   $1,764,510
                                                            ==========   ==========

                  Net profit per Limited Partnership unit   $       67   $      150
                                                            ==========   ==========


                              ********************

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                              A LIMITED PARTNERSHIP
            SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION OF
        LOCAL LIMITED PARTNERSHIPS I WHICH NHP REALTY FUND I HAS INVESTED
                                DECEMBER 31, 1997



                                   Initial Cost to Local         Cost Capitalized       Gross Amount at which Carried at Close
                                    Limited Partnership      Subsequent to Acquisition                 of Period
                                 -----------------------------------------------------------------------------------------------


                                                Buildings                   Carrying                   Buildings
                                                   and                        Cost                        and
Partnership Name   Encumbrances     Land      Improvements   Improvements  Adjustments     Land      Improvements    Total (2)(3)
--------------------------------------------------------------------------------------------------------------------------------
Fairmeadows
  Limited
  Partnership          (1)       $   650,000  $ 4,807,825    $   853,231   $         -  $   650,000  $ 5,661,056    $ 6,311,056

Forest Green
  Limited
  Partnership          (1)           170,000    2,062,075        285,546             -      170,000    2,347,621      2,517,621

Gates Mills I
  Limited
  Partnership          (1)           668,500    6,058,342         42,658             -      668,500    6,101,000      6,769,500

Griffith Limited
  Partnership          (1)           270,000    2,623,687        354,923   (1,000,000)      270,000    1,978,610      2,248,610

Northgate
  Village
  Limited
  Partnership          (1)           220,500    2,952,548        532,162      (16,796)      203,704    3,484,710      3,688,414

Southward
  Limited
  Partnership          (1)           220,000    4,109,695        496,255     (900,000)      220,000    3,705,950      3,925,950

San Jose Limited
  Partnership          (1)           440,000    4,728,658      1,238,021             -      440,000    5,966,679      6,406,679

Southridge
  Apartments
  Limited
  Partnership          (1)           700,000    5,613,128        680,242             -      700,000    6,293,370      6,993,370

Hurbell IV
  Limited
  Partnership          (1)           100,000    2,159,021        152,137   (1,038,504)      100,000    1,272,654      1,372,654

Village Green
  Limited
  Partnership          (1)           137,000    2,096,097        329,714             -      137,000    2,425,811      2,562,811
                                 ------------------------------------------------------------------------------------------------
TOTAL,
December 31, 1997                $ 3,576,000  $37,211,076    $ 4,964,889   $(2,955,300) $ 3,559,204  $39,237,461    $42,796,665
                                 ================================================================================================

                                                        Life upon
                                                           which
                                                       depreciation
                                                        in latest
                                                       statement of
                 Accumulated                            operations
                 Depreciation     Date of    Date       is computed
Partnership Name      (3)     Construction Acquired      (years)
--------------------------------------------------------------------
Fairmeadows
  Limited
  Partnership     $ 1,949,696     1970        9/84        5-50

Forest Green
  Limited
  Partnership         848,342     1972        8/84        5-50

Gates Mills I
  Limited
  Partnership       1,887,502     1972       10/84        5-30

Griffith Limited
  Partnership         921,135     1973       11/84        5-50

Northgate
  Village
  Limited
  Partnership       1,212,544     1973        7/84        5-50

Southward
  Limited
  Partnership       1,481,460     1972       10/84        5-50

San Jose Limited
  Partnership       2,274,422     1970        9/84        5-50

Southridge
  Apartments
  Limited
  Partnership       2,121,567     1970       10/84        5-50

Hurbell IV
  Limited
  Partnership         152,994     1974       11/84        5-40

Village Green
  Limited
  Partnership         881,823     1971        8/84        5-50
                  ------------
TOTAL,
December 31, 1997 $13,731,485
                  ============

                           See notes to Schedule III.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE III - REAL ESTATE AND

                    ACCUMULATED DEPRECIATION OF LOCAL LIMITED

              PARTNERSHIPS IN WHICH NHP REALTY FUND I HAS INVESTED

                                DECEMBER 31, 1997



(1)      Schedule of Encumbrances

                                                                                    Deferred
                                                                                   Acquisition
                                                                                      Notes
                                                              Mortgage             and Accrued
         Partnership Name                                       Notes               Interest            Total
         ----------------                                       -----               --------            -----

         Fairmeadows Limited Partnership                   $  1,872,895          $  5,211,942       $  7,084,837

         Forest Green Limited Partnership                       923,194                 -                923,194

         Gates Mills I Limited Partnership                    2,166,098             6,199,775          8,365,873

         Griffith Limited Partnership                           972,855             2,619,623          3,592,478

         Northgate Village Limited Partnership                1,341,747             2,270,380          3,612,127

         Southward Limited Partnership                        1,491,798             3,525,458          5,017,256

         San Jose Limited Partnership                         1,969,204             3,963,917          5,933,121

         Southridge Apartments Limited Partnership            2,184,348             5,169,178          7,353,526

         Hurbell IV Limited Partnership                       1,038,694             1,416,898          2,455,592

         Village Green Limited Partnership                      820,532                 -                820,532
                                                            -----------           -----------        -----------

            TOTAL - December 31, 1997                       $14,781,365           $30,377,171        $45,158,536
                                                            ===========           ===========        ===========


(2) The aggregate cost of land for Federal income tax purposes is $3,252,204 and the aggregate costs of buildings and improvements for Federal income tax purposes is $42,099,293. The total of the above-mentioned items is $45,351,497.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE III - REAL ESTATE AND

                    ACCUMULATED DEPRECIATION OF LOCAL LIMITED

              PARTNERSHIPS IN WHICH NHP REALTY FUND I HAS INVESTED

                                DECEMBER 31, 1997

                                   (CONTINUED)



(3)       Reconciliation of real estate
          -----------------------------

                                                          Years Ended December 31,
                                               -------------------------------------------
                                                    1997          1996             1995
                                                    ----          ----             ----
         Balance at beginning of period        $ 42,499,370   $ 42,966,532    $ 42,335,903

         Improvements during the period             297,295        571,342         630,629

         Impairment loss on rental property             -       (1,038,504)            -
                                               ------------   ------------    ------------

         Balance at end of period              $ 42,796,665   $ 42,499,370    $ 42,966,532
                                               ============   ============    ============


         Reconciliation of accumulated depreciation
         ------------------------------------------

                                                        Years Ended December 31,
                                               -------------------------------------------
                                                    1997          1996            1995
                                                    ----          ----            ----
         Balance at beginning of period        $ 12,552,675   $ 11,969,090    $ 10,821,214

         Depreciation expense for the period      1,178,810      1,166,244       1,147,876

         Impairment loss on rental property             -         (582,659)            -
                                               ------------   ------------    ------------

         Balance at end of period              $ 13,731,485   $ 12,552,675    $ 11,969,090
                                               ============   ============    ============


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

Directors of NCHP

      Six individuals comprise the Board of Directors of NCHP. Two directors were appointed by the President of the United States, by and with the advice and consent of the Senate.

      Terry Considine (age 50) was elected Chairman, Chief Executive Officer and a Director of NCHP in 1997. Mr. Considine has been Chairman of the Board of Directors and Chief Executive Officer of AIMCO since July 1994, and was President until July 1997. He is the sole owner of Considine Investment Co. and prior to July 1994 was owner of approximately 75% of Property Asset Management, L.L.C., Limited Liability Company, a Colorado limited liability company, and its related entities (collectively, "PAM"), one of the AIMCO Predecessors. On October 1, 1996, Mr. Considine was appointed Co-Chairman and director of Asset Investors Corp. and Commercial Asset Investors, Inc., two other public real estate investment trusts, and appointed as a director of Financial Assets Management, LLC, a real estate investment trust manager. Mr. Considine has been involved as a principal in a variety of real estate activities, including the acquisition, renovation, development and disposition of properties. Mr. Considine has also controlled entities engaged in other businesses such as television broadcasting, gasoline distribution and environmental laboratories. Mr. Considine received a B.A. from Harvard College, a J.D. from Harvard Law School and is admitted as a member of the Massachusetts Bar. He served as a Colorado State Senator from 1987 - 1992 and in 1992 was the Republican nominee for election to the United States Senate from Colorado.

      Peter K. Kompaniez (age 52) was elected Vice Chairman, President and a Director of NCHP in 1997. Mr. Kompaniez has been Vice President and a Director of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP and President of NHP Partners since June 1997. Since September 1993, Mr. Kompaniez has owned 75% of PDI Realty Enterprises, Inc., a Delaware corporation ("PDI"), one of AIMCO's predecessors, and serves as its President and Chief Executive Officer. From 1986 to 1993, he served as President and Chief Executive Officer of Heron Financial Corporation ("HFC"), a United States holding company for Heron International, N.V.'s real estate and related assets. While at HFC, Mr. Kompaniez administered the acquisition, development and disposition of approximately 8,150 apartment units (including 6,217 units that have been acquired by AIMCO) and 3.1 million square feet of commercial real estate. Prior to joining HFC, Mr. Kompaniez was a senior partner with the law firm of Loeb and Loeb where he had extensive real estate and REIT experience. Mr. Kompaniez received a B.A. from Yale College and a J.D. from the University of California (Boalt Hall).

      Susan R. Baron (age 46) is an attorney specializing in conventional and government-assisted real estate development and finance in the residential and commercial markets. From 1978 to 1993 she was with the Washington, D.C. law firm of Dunnells, Duvall & Porter. Ms. Baron serves on the of Seeds of Peace Advisory Board and is a past president of the National Leased Housing Association. She was appointed to the Board of Directors by the President of the United States in September 1994 to complete a term expiring in October 1994 and continues to serve until the appointment of a successor.

      Alan A. Diamonstein (age 66) has been a member of the Virginia House of Delegates since 1967, currently serving as Chairman of the General Laws Committee and a member of the standing committees on Appropriations, Education and Rules. He is Chairman of the Virginia Housing Study Commission and is a member of the Peninsula Board of Advisors for Signet Bank, the Jamestown-Yorktown Board of Trustees, as well as a number of educational and civic organizations. Mr. Diamonstein is the senior partner in the law firm of Diamonstein, Becker and Staley. He was appointed to the Board of Directors by the President of the United States in October 1994 and continues to serve until the appointment of a successor.

      Leeann Morein (age 43) was elected Senior Vice President Investor Services and a Director of NCHP in 1997. Ms Morein has served as Senior Vice President Investor Services AIMCO since November 1997. Ms. Morein has served as Secretary of AIMCO since July 1994 and from July 1994 until October 1997 also served as Chief Financial Officer. From September 1990 to March 1994, Ms. Morein served as Chief Financial Officer of the real estate subsidiaries of California Federal Bank, including the general partner of CF Income Partners, L.P., a publicly-traded master limited partnership. Ms. Morein joined California Federal in September 1988 as Director of Real Estate Syndications Accounting and became Vice President--Financial Administration in January 1990. From 1983 to 1988, Ms. Morein was Controller of Storage Equities, Inc., a real estate investment trust, and from 1981 to 1983, she was Director of Corporate Accounting for Angeles Corporation, a real estate syndication firm. Ms. Morein worked on the audit staff of Price Waterhouse from 1979 to 1981. Ms. Morein received a B.A. from Pomona College and is a Certified Public Accountant.

      Thomas W. Toomey (age 37) was elected Executive Vice President Finance and Administration and a Director of NCHP in 1997. Mr. Toomey has served as Senior Vice President--Finance and Administration of AIMCO since January 1996 and was promoted to Executive Vice President--Finance and Administration in March 1997. From 1990 until 1995, Mr. Toomey served in a similar capacity with Lincoln Property Company ("LPC") as Vice President/Senior Controller and Director of Administrative Services of Lincoln Property Services where he was responsible for LPC's computer systems, accounting, tax, treasury services and benefits administration. From 1984 to 1990, he was an audit manager with Arthur Andersen & Co. where he served real estate and banking clients. From 1981 to 1983, Mr. Toomey was on the audit staff of Kenneth Leventhal & Company. Mr. Toomey received a B.S. in Business Administration/Finance from Oregon State University and is a Certified Public Accountant.

EXECUTIVE OFFICERS

      The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

      Terry Considine (age 50). See "Directors of NCHP."

      Peter K. Kompaniez (age 52). See "Directors of NCHP."

      Leeann Morein (age 43). See "Directors of NCHP."

      Thomas W. Toomey (age 37). See "Directors of NCHP."

      Joel F. Bonder (age 49) was appointed Executive Vice President, General Counsel and Secretary of NCHP and AIMCO effective with the NHP merger. Prior to joining AIMCO, Mr. Bonder served as Senior Vice President and General Counsel of NCHP since April 1994. Mr. Bonder also served as Vice President and Deputy General Counsel from June 1991 to March 1994, as Associate General Counsel from 1986 to 1991, and as Assistant General Counsel from 1985 to 1986. From 1983 to 1985, he was with the Washington, D.C. law firm of Lane & Edson, P.C. From 1979 to 1983, Mr. Bonder practiced with the Chicago law firm of Ross and Hardies.

      Steven D. Ira (age 47) has served as Executive Vice President of NCHP since 1997 and of AIMCO since 1994. From 1987 until July 1994, he served as President of PAM. Prior to merging his firm with PAM in 1987, Mr. Ira acquired extensive experience in property management. Between 1977 and 1981 he supervised the property management of over 3,000 apartment and mobile home units in Colorado, Michigan, Pennsylvania and Florida, and in 1981 he joined with others to form the property management firm of McDermott, Stein and Ira. Mr. Ira served for several years on the National Apartment Manager Accreditation Board and is a former president of the National Apartment Association and the Colorado Apartment Association. Mr. Ira is the sixth individual elected to the Hall of Fame of the National Apartment Association in its 54-year history. He holds a Certified Apartment Property Supervisor (CAPS) and a Certified Apartment Manager designation from the National Apartment

Association, a Certified Property Manager (CPM) designation from the National Institute of Real Estate Management (IREM) and he is a member of the Boards of Directors of the National Multi-Housing Council, the National Apartment Association and the Apartment Association of Metro Denver. Mr. Ira received a B.S. from Metropolitan State College in 1975.

      David L. Williams (age 52) has served as Executive Vice President--Operations of NCHP and AIMCO since 1997. Prior to joining AIMCO, Mr. Williams was Senior Vice President of Operations at Evans Withycombe Residential, Inc. from January 1996 to January 1997. Previously, he was Executive Vice President at Equity Residential Properties Trust from October 1989 to December 1995. He has served on National Multi-Housing Council Boards and NAREIT committees. Mr. Williams Also served as Senior Vice President of Operations and Acquisitions of US Shelter Corporation from 1983 to 1989. Mr. Williams has been involved in the property management, development and acquisition of real estate properties since 1973. Mr. Williams received his B.A. in education and administration from the University of Washington in 1967.

      Troy D. Butts (age 33) has served as Senior Vice President and Chief Financial Officer of NCHP and AIMCO since November 1997. Prior to joining AIMCO, Mr. Butts served as a Senior Manager in the audit practice of the Real Estate Services Group for Arthur Andersen LLP in Dallas, Texas. Mr. Butts was employed by Arthur Andersen LLP for ten years and his clients were primarily publicly-held real estate companies, including office and multi-family real estate investment trusts. Mr. Butts holds a Bachelor of Business Administration degree in Accounting from Angelo State University and is a Certified Public Accountant.

      (d) There is no family relationship between any of the foregoing directors and executive officers.

Item 11.  Executive Compensation

      National Housing Partnership Realty Fund I has no officers or directors. However, as outlined in the prospectus, various fees and reimbursements are paid to the General Partner and its affiliates. Following is a summary of such fees paid or accrued during the year ended December 31, 1997:

      (i) Administrative and reporting fees of $86,392 accrued during the year but not yet paid to the General Partner for managing the affairs of the Partnership and for investor services.

      (ii) Annual partnership administration fee of $75,000, payable but not yet paid, to the General Partner for its services as General Partner of the Local Limited Partnerships. Payments of $75,997 were made in 1997.

      (iii) An affiliate of the General Partner, NHP Management Company (NHPMC) is the project management agent for the Properties operated by the Local Limited Partnerships. During 1997, NHPMC and other affiliates of NCHP earned $812,257 for management fees and other services provided to the Local Limited Partnerships. At December 31, 1997, $11,281 was due to NHPMC.

      (iv) In 1997, personnel working at the project sites which were managed by NHPMC were NHPI employees, and therefore the project reimbursed NHPI for the actual salaries and related benefits. Total reimbursements for salaries and benefits earned for the year ended December 31, 1997, was approximately $875,000.

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

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  Documents filed as part of this report:

           1. Financial statements

              The financial statements, notes, and reports listed below are included herein:


                                                                                                  Page
                                                                                                  ----
                       Independent Auditors' Report                                                12
                       Statements of Financial Position, December 31, 1997 and                     13
                         1996
                       Statements of Operations for the Years Ended
                         December 31, 1997, 1996, and 1995                                         14
                       Statements of Partners' Equity (Deficit) for the Years
                         Ended December 31, 1997, 1996, and 1995                                   15
                       Statements of Cash Flows for the Years Ended
                         December 31, 1997, 1996, and 1995                                         16
                       Notes to Financial Statements                                               17
                       Schedule III - Real Estate and Accumulated Depreciation
                         of Local Limited Partnerships in which NHP Realty
                         Fund I has invested, December 31, 1997                                    29

            2.    Financial statement schedules

                  Financial statement schedules for the Registrant:

                  Schedule III is included in the financial statements listed under Item 14(a)(1) above. All other schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

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

            3.    Exhibits

                  The following combined financial statements of the Local Limited Partnerships in which the Partnership has invested are included as an exhibit to this report and are incorporated herein by reference:

                                                                                                  Page
                                                                                                  ----
                       Independent Auditors' Report                                                39
                       Combined Statements of Financial Position, December 31,
                         1997 and 1996                                                             46
                       Combined Statements of Operations for the Years Ended
                         December 31, 1997, 1996, and 1995                                         47
                       Combined Statements of Partners' Equity (Deficit) for the
                         Years Ended December 31, 1997, 1996, and 1995                             48
                       Combined Statements of Cash Flows for the Years Ended
                         December 31, 1997, 1996, and 1995                                         49
                       Notes to Combined Financial Statements                                      51


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




April 14, 1998                             /s/ Troy D. Butts
--------------                             -----------------
Date                                       Troy D. Butts
                                           Senior Vice President and Chief
                                           Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




April 14, 1998                            /s/ Troy D. Butts
--------------                            -----------------
Date                                      Troy D. Butts
                                          Senior Vice President and Chief
                                          Financial Officer

April 14, 1998                                         *
--------------                            --------------------------------
Date                                      Terry Considine, Director



April 14, 1998                                         *
--------------                            --------------------------------
Date                                      Susan R. Baron, Director



April 14, 1998                                         *
--------------                            --------------------------------
Date                                      Peter K. Kompaniez, Director



April 14, 1998                                         *
--------------                            --------------------------------
Date                                      Leeann Morein, Director



April 14, 1998                                         *
--------------                            --------------------------------
Date                                      Thomas W. Toomey, Director



April 14, 1998                                         *
--------------                            --------------------------------
Date                                      Alan A. Diamonstein, Director




      This registrant is a limited partnership whose sole general partner, The National Housing Partnership, is also a limited partnership. The sole general partner of The National Housing Partnership is National Corporation for Housing Partnerships. The persons indicated are Directors of National Corporation for Housing Partnerships. Powers of Attorney are on file in Registration Statement No. 33-1141 and as Exhibit 24 to the Partnership's Form 10-K for the fiscal year ended December 31, 1997. Other than the Form 10-K report, no annual report or proxy materials have been sent to security holders.


               *By Troy D. Butts pursuant to Power of Attorney.



                              /s/ Troy D. Butts
                              -----------------

Independent Auditors' Report



To The Partners of
   National Housing Partnership Realty Fund I
Indianapolis, IN

We have audited the accompanying combined statements of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund I (the Partnership) holds a limited partnership interest as of December 31, 1997 and 1996, and the related combined statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hurbell IV Limited Partnership and Gates Mills I Limited Partnership (two of the ten Local Limited Partnerships) for the years ended December 31, 1997, 1996 and 1995 which statements represent total assets constituting 22% of combined total assets at December 31, 1997 and 1996 and net operating losses constituting 26%, 1% and 15% of combined net operating loss before extraordinary item for each of the three years in the period ended December 31, 1997. The financial statements of these two Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for these Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, such financial statements present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund I holds a limited partnership interest as of December 31, 1997 and 1996, and the combined results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




Deloitte & Touche LLP
McLean, VA
March 3, 1998

Independent Auditor's Report


Partners
Hurbell IV Limited Partnership -
  Talladega Downs
Vienna, VA

We have audited the accompanying statement of financial position of Hurbell IV Limited Partnership (Talladega Downs), A Limited Partnership. FHA Project No. 062-44054-LD, as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurbell IV Limited Partnership (Talladega Downs), A Limited Partnership, at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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



Russell, Thompson, Butler & Houston
Mobile, Alabama
January 16, 1998

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




Russell, Thompson, Butler & Houston
Mobile, Alabama
January 20, 1996

Independent Auditor's Report


Partners
Gates Mills I Limited Partnership
Washington, D.C.


We have audited the accompanying statement of financial position of Gates Mills I Limited Partnership, An Ohio Limited Partnership, F.H.A. Project No.:
042-44062-LDP, as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gates Mills I Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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


Reznick Fedder & Silverman
Bethesda, Maryland
January 23 ,1998

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




Reznick Fedder & Silverman
Bethesda, Maryland
January 30, 1996

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                           LOCAL LIMITED PARTNERSHIPS
                    COMBINED STATEMENTS OF FINANCIAL POSITION


                                                                                   December 31,
                                                                     --------------------------------------
                                                                         1997                        1996
                                                                         ----                        ----
                                                       ASSETS
                                                       ------

Cash and cash equivalents                                           $    332,578               $    450,278

Accounts receivable (Note 3)                                             265,941                     98,352

Tenants' security deposits held in trust funds                           236,385                    228,185

Prepaid taxes and insurance                                               67,413                     65,099

Deposits                                                                  42,025                     40,825

Mortgage escrow deposits (Note 6)                                      2,994,440                  2,610,986

Rental property, net (Notes 2, 5 and 10)                              29,065,180                 29,946,695
                                                                     -----------                -----------

                                                                    $ 33,003,962               $ 33,440,420
                                                                     ===========                ===========

                                      LIABILITIES AND PARTNERS' DEFICIT
                                      ---------------------------------
Accounts payable and accrued expenses:
   Trade payables                                                  $     662,539              $     524,700
   Accrued real estate taxes                                             354,442                    225,371
   Due to management agent - NHPMC (Note 11)                              58,061                     57,915
   Accrued interest on mortgage notes                                      2,834                      5,499
   Due to partners (Note 8)                                            1,088,351                    981,580
   Accrued interest on partner loans (Note 8)                            345,092                    258,114
                                                                   -------------              -------------

                                                                       2,511,319                  2,053,179

Tenants' security deposits payable                                       236,317                    225,749

Deferred income                                                           18,592                     25,993

Deferred acquisition notes payable (Note 7)                           12,806,307                 12,806,307

Accrued interest on deferred acquisition notes (Note 7)               17,570,864                 16,353,931

Mortgage notes payable (Note 6)                                       14,781,365                 15,338,234

Partners' deficit                                                    (14,920,802)               (13,362,973)
                                                                     -----------                -----------

                                                                    $ 33,003,962               $ 33,440,420
                                                                     ===========                ===========


                   See notes to combined financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS



                                                                          Years Ended December 31,
                                                               ------------------------------------------------
                                                                    1997             1996               1995
                                                                    ----             ----               ----
REVENUES:
    Rental income (Note 4)                                     $ 7,284,670       $ 7,295,408       $ 7,213,519
    Interest income                                                103,931            96,025           121,956
    Other income                                                   192,656           270,493           127,359
                                                               -----------       -----------       -----------

                                                                 7,581,257         7,661,926         7,462,834
                                                               -----------       -----------       -----------

EXPENSES:
    Administrative expenses (Note 11)                              455,549           478,333           445,966
    Operating and maintenance expenses                           3,132,640         2,974,069         2,751,798
    Management and other services from
      related party (Note 11)                                      812,257           775,238           756,629
    Salaries and related benefits to
      related party (Note 11)                                      875,290           896,130           794,572
    Depreciation (Note 2)                                        1,178,810         1,166,244         1,147,876
    Taxes and insurance                                          1,053,447         1,148,474         1,000,067
    Financial expenses - primarily interest (Note 6)               204,221           213,086           242,692
    Interest on acquisition notes (Note 7)                       1,315,263         1,661,141         2,075,693
    Annual partnership administrative fees to
      General Partner (Note 8)                                      75,000            75,000            75,000
    Impairment loss on rental property (Note 10)                     -               455,845             -
    Other entity expenses                                           25,219            43,147            40,746
                                                               -----------       -----------       -----------

                                                                 9,127,696         9,886,707         9,331,039
                                                               -----------       -----------       -----------

NET LOSS BEFORE EXTRAORDINARY ITEM                              (1,546,439)       (2,224,781)       (1,868,205)

EXTRAORDINARY ITEM - GAIN ON
   EXTINGUISHMENT OF DEBT                                            -             2,746,394             -
                                                               -----------       -----------       -----------

NET (LOSS) PROFIT                                             $ (1,546,439)      $   521,613       $(1,868,205)
                                                               ===========       ===========       ===========

                   See notes to combined financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT



                                 National                   The
                                  Housing                National                Jeffrey
                                Partnership               Housing                  I.
                               Realty Fund I            Partnership             Friedman                Total
                               -------------            -----------             --------                -----
Deficit at
   January 1, 1995             $(11,652,236)            $(204,575)             $(34,010)           $(11,890,821)

Net loss                         (1,847,011)              (18,681)               (2,513)             (1,868,205)

Distributions                       (65,099)                 (659)                 (122)                (65,880)
                              -------------           -----------             ---------           -------------

Deficit at
   December 31, 1995            (13,564,346)             (223,915)              (36,645)            (13,824,906)

Net profit (loss)                   519,423                 5,216                (3,026)                521,613

Distributions                       (58,961)                 (597)                 (122)                (59,680)
                              -------------           -----------             ---------           -------------

Deficit at
   December 31, 1996            (13,103,884)             (219,296)              (39,793)            (13,362,973)

Net loss                         (1,527,541)              (15,463)               (3,435)             (1,546,439)

Distributions                       (11,146)                 (122)                 (122)                (11,390)
                              -------------           -----------             ---------           -------------

Deficit at
   December 31, 1997           $(14,642,571)            $(234,881)             $(43,350)           $(14,920,802)
                              =============           ===========             =========           =============

Percentage interest at
   December 31, 1995,
   1996 and 1997                         (A)                  (B)                   (C)
                                         ===                  ===                   ===


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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                           LOCAL LIMITED PARTNERSHIPS
                        COMBINED STATEMENTS OF CASH FLOWS


                                                                           Years Ended December 31,
                                                              -----------------------------------------------
                                                                    1997             1996             1995
                                                                    ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Rental receipts                                            $ 7,118,847      $ 7,219,204       $ 7,115,216
    Interest receipts                                               79,981          107,224           113,545
    Other receipts                                                 131,425          250,774           145,928
    Administrative expenses paid                                  (321,327)        (325,280)         (298,941)
    Administrative salaries paid (Note 11)                        (461,248)        (470,816)         (400,145)
    Management fees paid (Note 11)                                (679,379)        (648,240)         (657,060)
    Computer and accounting fees paid (Note 11)                    (78,339)         (83,378)          (77,684)
    Utilities paid                                              (1,555,418)      (1,534,842)       (1,384,518)
    Operating and maintenance expenses paid                     (1,494,095)      (1,352,748)       (1,377,259)
    Operating and maintenance payroll paid (Note 11)              (601,035)        (603,490)         (551,700)
    Real estate taxes paid                                        (373,047)        (763,415)         (412,255)
    Payroll taxes paid                                             (86,572)         (90,950)          (86,895)
    Miscellaneous taxes paid                                       (47,637)         (66,611)          (15,229)
    Property insurance paid                                       (265,555)        (226,847)         (201,675)
    Miscellaneous insurance paid                                  (152,483)        (158,253)         (174,094)
    Interest on mortgage notes paid                                (31,696)         (62,579)          (97,890)
    Mortgage insurance premium paid                                (74,375)         (77,398)          (79,255)
    Partnership administrative fee paid to General Partner         (75,997)         (76,444)          (52,500)
    Partnership entity expense paid                                 (1,786)          (5,124)             (752)
    Interest on partner loans paid                                  (8,883)         (26,864)          (39,310)
    Payment of accrued interest on deferred acquisition note       (51,800)        (225,724)         (144,770)
    Miscellaneous financial expenses paid                             (240)            (370)             (200)
                                                              ------------     ------------     -------------
      Net cash provided by rental operating activities             969,341          777,829         1,322,557

    Increase in accounts payable to managing agent                 120,589            -                 -
    (Increase) decrease in tenants' security deposits
      held in trust fund                                            (9,200)         (1,134)           18,220
    Increase (decrease) in tenants' security deposits payable       10,568           5,473           (13,406)
                                                              ------------     ------------     -------------
      Net cash provided by operating activities                  1,091,298          782,168         1,327,371
                                                              ------------     ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                         (303,162)        (585,683)         (552,612)
    Payments to mortgage escrow deposits                        (1,524,968)      (1,445,301)       (1,321,316)
    Disbursements from mortgage escrow deposits                  1,207,628        1,550,243         1,186,710
    Decrease (increase) in receivable from mortgagee                 8,074           89,208           (97,282)
    Interest earned on mortgage escrow deposits                    (66,115)         (80,648)          (69,515)
    Payment of deferred costs                                        -                -                 2,046
                                                              ------------     ------------     -------------
      Net cash used in investing activities                       (678,543)        (472,181)         (851,969)
                                                              ------------     ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of principal on mortgage notes payable               (556,869)        (515,904)         (477,910)
    Distributions to partners                                      (11,390)         (59,680)          (65,880)
    Payment of fees relating to modification of deferred
      acquisition note                                               -              (31,673)            -
    Loans from General Partner                                      54,405          176,398             -
    Repayment of loans from partner                                (16,601)         (66,976)           (6,927)
                                                              ------------     ------------     -------------
      Net cash used in financing activities                       (530,455)        (497,835)         (550,717)
                                                              ------------     ------------     -------------

NET  DECREASE IN CASH AND
   CASH EQUIVALENTS                                               (117,700)        (187,848)          (75,315)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                               450,278          638,126           713,441
                                                              ------------     ------------     -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $    332,578     $    450,278      $    638,126
                                                              ============     ============     =============

                   See notes to combined financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)


                                                                             Years Ended December 31,
                                                                    -------------------------------------------
                                                                        1997           1996             1995
                                                                        ----           ----             ----
RECONCILIATION OF NET (LOSS) PROFIT TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:

      Net (loss) profit                                            $ (1,546,439)    $   521,613     $(1,868,205)
      Adjustments to reconcile net profit (loss) to net cash
        provided by operating activities:
         Depreciation                                                 1,178,810       1,166,244       1,147,876
         Extraordinary gain on extinguishment of deferred
           acquisition note principal and interest                        -          (2,746,394)          -
         Loss on reduction of carrying value of rental property           -             455,845           -
         Mortgagor entity expenses
           (primarily interest on acquisition notes)                  1,511,344       1,850,659       2,255,382
         (Increase) decrease in receivable from tenants, net             (1,970)            716           4,610
         (Increase) decrease in other receivables                       (53,790)          3,043           1,160
         (Increase) decrease in insurance proceeds receivable            (6,560)        (29,317)        111,963
         (Increase) decrease in receivable for FHA subsidy              (93,958)          6,154          (8,342)
         (Increase) decrease in interest receivable                     (19,385)         14,768          (6,811)
         (Increase) decrease in prepaid taxes and insurance              (2,314)           (545)          4,981
         Increase in deposits                                              (200)        (35,000)          -
         Decrease (increase) in deferred costs                            -               8,870          (7,706)
         Increase (decrease) in trade payables and accrued
           expenses                                                      26,914          44,864        (199,627)
         Decrease in accrued interest on mortgage notes                  (2,665)         (2,669)         (1,107)
         Increase (decrease) in accrued real estate taxes               129,071        (155,431)        106,900
         (Decrease) increase in management fee payable                   (3,650)         16,490          (1,522)
         (Decrease) increase in deferred income                          (7,401)         (7,925)         20,337
         Increase in accounts payable to managing agent                 120,589           -               -
         (Increase) decrease in tenants' security deposits
           held in trust fund                                            (9,200)         (1,353)         18,022
         Increase (decrease) in tenants' security deposits payable       10,568           5,692         (13,208)
         Partnership administrative fee paid to General Partner         (75,997)        (76,444)        (52,500)
         Partnership entity expense paid                                 (1,786)         (5,124)           (752)
         Interest on partner loans paid                                  (8,883)        (26,864)        (39,310)
         Interest on acquisition note paid                              (51,800)       (225,724)       (144,770)
                                                                    -----------    ------------     -----------

    Total adjustments                                                 2,637,737         260,555       3,195,576
                                                                    -----------    ------------     -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           $ 1,091,298    $    782,168     $ 1,327,371
                                                                    ===========    ============     ===========

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

      On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of National Housing Partnership Realty Fund I (a Maryland Limited Partnership) (the "Registrant" or "Partnership"). As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

3.    ACCOUNTS RECEIVABLE

                                                                                   December 31,
                                                                        ----------------------------------
                                                                         1997                     1996
                                                                         ----                     ----
               Due from tenants                                        $  32,305                 $  26,691
               Rental assistance receivable (see Note 4)                 113,563                    19,605
               Accrued interest receivable                                27,746                     8,361
               Due from mortgagee                                          -                         8,074
               Insurance proceeds                                         47,985                    46,940
               Other                                                      62,367                     3,062
                                                                        --------                 ---------

                                                                         283,966                   112,733
               Less allowance for uncollectible accounts                 (18,025)                  (14,381)
                                                                        --------                 ---------

               Net accounts receivable                                  $265,941                 $  98,352
                                                                        ========                 =========

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (CONTINUED)



4.       HOUSING ASSISTANCE AGREEMENTS

         The Federal Housing Administration (FHA) has contracted with the ten Local Limited Partnerships under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are five years with either one or two five-year renewal options. The agreements expire at various dates over the next six years. Each Local Limited Partnership has an agreement in effect during 1997. The Local Limited Partnerships received a total of $3,408,105, $3,542,254 and $3,467,209 in the form of housing assistance payments during 1997, 1996 and 1995, respectively, which is included in "Rental Income" on the combined statements of operations.

         The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                                               Subsidized Units          Subsidized Units
                                                                 Expiring as a             Expiring as a
                                         Number               Percentage of Total          Percentage of
                                        of Units               Subsidized Units            Total Units
                                        --------               ----------------            -----------

                        1998                961                       79%                       61%
                        1999                 62                        5%                        4%
                        2000                 76                        6%                        5%
                  Thereafter                114                       10%                        7%
                                          -----                      ---                        --

                       Total              1,213                      100%                       77%
                                          =====                      ===                        ==

         Of the contracts above expiring during 1998, contracts for 837 units expire on or prior to September 30, 1998. Congress has passed legislation which will provide a one-year renewal contract to replace those contracts.

         The contract covering the remaining 124 units expires in October, 1998. It is uncertain whether this agreement, as well as the agreements expiring subsequent to 1998, will be renewed, and if so, on what terms.

         For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,213 units, 77 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (CONTINUED)


Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

5.       RENTAL PROPERTY

         Rental property consists of the following:

                                                                                 December 31,
                                                                     ------------------------------------
                                                                          1997                    1996
                                                                          ----                    ----
               Land                                                 $   3,559,204           $   3,559,204
               Buildings and improvements                              34,433,769              34,433,769
               Equipment and furniture                                  4,803,692               4,506,397
                                                                     ------------            ------------

                                                                       42,796,665              42,499,370

               Less accumulated depreciation                          (13,731,485)            (12,552,675)
                                                                     ------------            ------------

               Net rental property                                   $ 29,065,180            $ 29,946,695
                                                                     ============            ============

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

         Approximate maturities of mortgage notes payable for the next five years are as follows:

                            1998                  $     601,000
                            1999                        649,000
                            2000                        701,000
                            2001                        757,000
                            2002                        817,000
                      Thereafter                     11,256,000
                                                    -----------

                                                    $14,781,000
                                                    ===========

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

         Maturities of deferred acquisition notes payable as of December 31, 1997, are as follows:

              1997                                       1,199,396
              1998                                       1,608,550
              1999                                       5,982,886
              Thereafter                                 4,015,475
                                                       -----------

                                                       $12,806,307
                                                       ===========

         The Fairmeadows and Southridge deferred acquisition note matured on September 24, 1994 and October 18, 1994, respectively. On September 10, 1996, the Fairmeadows and Southridge Limited Partnerships and the holders of the acquisition notes entered into a Modification, Renewal and Extension of Note and Lien Agreement (the "Agreements") for each of these two properties effective retroactively to December 31, 1995. Simultaneous with the execution of the Agreements, the General Partner made loans in the amount of $33,314 to the Fairmeadows Local Limited Partnerships and $37,338 to the Southridge Local Limited Partnership to cover interest payments to the note holders of $20,000 for Fairmeadows and $24,000 for Southridge, as well as additional fees required to be paid third parties to accomplish these transactions. The Agreements extend the term of the acquisition notes through December 1, 2011, provided that minimum annual interest installments are paid on or before December 31 of each year beginning in 1996. The 1996 annual interest installments, in the amount of $45,000 for Fairmeadows and $50,000 for Southridge paid prior to December 31, 1996, will increase each year by the amount of the Consumer Price Index for All Urban Consumers (CPI-U), but no more than 5% and no less than 2.5%. The 1997 annual interest installments, in the amount of $46,530 for Fairmeadows and $51,700 for Southridge paid prior to December 31, 1997. Any failure to pay the annual interest payments required under the provisions of the Agreements will result in a default of the acquisition notes, enabling the holders of the notes to proceed to foreclosure. Prior to December 31, 2010, and provided there is no default, the Local Limited Partnerships shall have the right to make a discounted cash payment in full payment and satisfaction of the notes. Such discounted cash payments were specific as $450,000 for Fairmeadows and $500,000 for Southridge for 1996 and increase each year calculated as ten times the minimum annual installment of interest due in that year. The balances of the deferred acquisition notes at December 31, 1997, were $1,848,750 and $2,166,725 with accrued interest of $3,363,192 and $3,002,453 for Fairmeadows and Southridge, respectively. There can be no assurance that the Local Limited Partnerships will have sufficient cash or that the General Partner will loan additional cash to the Local Limited Partnerships, if necessary, to make the annual installment payments required under the Agreements. The failure to make the required payments may result in a loss of interest in these Local Limited Partnerships, which may result in the partners incurring adverse tax consequences.

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

         Griffith Limited Partnership has defaulted on its deferred acquisition note and related accrued interest which became due on October 31, 1997, with a balance of $2,619,623 at December 31, 1997, which raises substantial doubt about the Local Limited Partnership's ability to continue as a going concern with its present ownership structure. The Local Limited Partnership's continued existence as a going concern with its present ownership structure is dependent on the ability to repay, refinance, restructure, or renegotiate this note. The general partner is currently negotiating to extend the note and maintain ownership of the property.

         Southward Limited Partnership and Northgate Village Limited Partnership have deferred acquisition notes due on October 4, 1998 and July 26, 1999, respectively, with balances of $3,525,458 and $2,270,380, respectively, including accrued interest of $1,916,908 and $1,301,380 at December 31, 1997, which raises substantial doubt about the Local Limited Partnerships' ability to continue as going concerns with their present ownership structure. The Local Limited Partnerships' continued existence as going concerns with their present ownership structure is dependent on the ability to repay, refinance, restructure, or renegotiate these notes. The general partner is currently negotiating to extend the notes and maintain ownership of the properties.

8.       DUE TO PARTNERS

         The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, The National Housing Partnership (NHP), of $75,000 during 1997, 1996 and 1995, respectively. Payments of these fees are made to NHP without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 1997, 1996 and 1995, the Local Limited Partnerships paid $75,997, $76,444 and $52,500, respectively. The accumulated fees owed to NHP are $385,328 and $386,325 at December 31, 1997 and 1996, respectively.

         During 1997, 1996 and 1995, the General Partner advanced $124,368, $178,562 and $39,049 to ten, five and six Local Limited Partnerships to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). During 1997, 1996 and 1995, three, two and one Local Limited Partnerships made payments of principal of $13,961, $25,415 and $6,927 and interest of $5,622, $2,587 and $1,749, respectively. At December 31, 1997 and 1996, the balance owed to NHP by ten and eight Local Limited Partnerships was $326,072 and $215,665, respectively. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.5% at December 31, 1997.

         During 1996 and 1995, the Partnership advanced $23,472 and $95,230 to one and two Local Limited Partnerships to fund the early settlement of their deferred acquisition notes. During 1997, the Partnership made no advances for working capital purposes. Repayments of advances of $2,639, $36,612 and zero and accrued interest of $3,004, $24,277 and $37,561 were received from one, two and one Local Limited Partnership during 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, the Partnership's working capital advances to Local Limited Partnerships amounted to $376,951 and $379,590, respectively. Interest is charged at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 8.5% at December 31, 1997.

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

         A reconciliation follows:

                                                                          Years Ended December 31,
                                                               -----------------------------------------------
                                                                    1997             1996               1995
                                                                    ----             ----               ----

      Net (loss) profit per financial statements               $(1,546,439)      $   521,613       $(1,868,205)

      Depreciation                                                (543,103)         (693,592)         (870,916)
      Interest on acquisition notes payable                         81,466           240,462          (188,974)
      Rent received in advance                                      (1,515)            4,679               195
      Accrued interest on partner loans                             87,062            44,440            24,633
      Impairment loss on rental property                             -               400,000             -
      Income due to cancellation of debt                             -             7,853,252             -
      Basis reduction in lieu of cancellation of
        debt income                                                  -              (859,711)            -
      Other                                                        (22,432)           (6,870)           33,251
                                                               -----------        ----------       -----------

      (Loss) income per tax returns                            $(1,944,961)       $7,504,273       $(2,870,016)
                                                               ===========        ==========       ===========

10.      IMPAIRMENT LOSS ON RENTAL PROPERTY

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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (CONTINUED)


         During 1996, the Hurbell IV Limited Partnership recorded an impairment loss of $455,845, which is the difference between fair value and the cost (net of accumulated depreciation) of its rental property. Fair value has been determined by dividing the estimated annual cash flow by an assumed cap rate of 11 percent. These assets were evaluated for impairment as a result of an analysis of cash flows and future operating plans of the Local Limited Partnership. Because of inherent uncertainties in estimating cash flows and fair values, it is at least reasonably possible that actual results will vary from these estimates.

         Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1997. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

11.      RELATED-PARTY TRANSACTIONS

         An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by eight of the Local Limited Partnerships under agreements which, subject to certain conditions, extend to the year 2020. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a wholly owned subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned $812,257, $775,238 and $756,629 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1997, 1996 and 1995, respectively. In 1996, NHPI paid an affiliate of NHP approximately $80,000 to secure the rights to manage Fairmeadows and Southridge for the year ending December 31, 1997. At December 31, 1997 and 1996, amounts due NHPMC and unpaid by the Local Limited Partnership amounted to $58,061 and $57,915, respectively.

         Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. At December 31, 1997 and 1996, trade payables include $11,281 and $5,314 due to NHPMC and NHPI, respectively. Total reimbursements earned for salaries and benefits for the years ended December 31, 1997, 1996 and 1995, were approximately $875,000, $896,000 and $795,000, respectively.

         An affiliate of the Local Partner of one of the Local Limited Partnerships provides management services for the property owned by the Local Limited Partnership. During 1997, 1996 and 1995, they received $69,797, $71,308 and $69,977, respectively, for these services. Additionally, in 1997, 1996 and 1995, $8,130 $6,456 and $4,949, respectively, was paid to another affiliate of this Local Partner for painting services.

12.      FUTURE OPERATIONS AND CASH FLOWS

         As discussed in Note 7, eight of the Local Limited Partnerships in which the Partnership has invested carry deferred acquisition notes due the original owner of each property. With the exception of Fairmeadows and Southridge Limited Partnerships, these notes are due between 1997 and 1999. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default on the notes, the noteholders would be able to assume the Partnership's and the General Partner's interests in the Local Limited Partnerships.

         Griffith Limited Partnership has defaulted on its deferred acquisition note and related accrued interest which became due on October 31, 1997, with a balance of $2,619,623 at December 31, 1997, which raises

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (CONTINUED)



substantial doubt about the Local Limited Partnership's ability to continue as a going concern with its present ownership structure. The Local Limited Partnership's continued existence as a going concern with its present ownership structure is dependent on the ability to repay, refinance, restructure, or renegotiate this note. The general partner is currently negotiating to extend the note and maintain ownership of the property.

         Southward Limited Partnership and Northgate Village Limited Partnership have deferred acquisition notes due on October 4, 1998 and July 26, 1999, respectively, with balances of $3,525,458 and $2,270,380, respectively, including accrued interest of $1,916,908 and $1,301,380 at December 31, 1997, which raises substantial doubt about the Local Limited Partnerships' ability to continue as going concerns with their present ownership structure. The Local Limited Partnerships' continued existence as going concerns with their present ownership structure is dependent on the ability to repay, refinance, restructure, or renegotiate these notes. The general partner is currently negotiating to extend the notes and maintain ownership of the properties.

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

14.      NON-CASH INVESTING ACTIVITY

         During 1997, one of the Local Limited Partnerships incurred costs in the aggregate of $78,488 for buildings and equipment which are included in trade payables as of December 31, 1997. Included in trade payables as of December 31, 1996 is $84,355 of such costs incurred by three Local Limited Partnerships.

15.      CONTINGENCY

         In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Local Limited Partnerships record impairment losses on their rental property when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. The Local Limited Partnerships listed below, estimates of cash flows anticipates that they will be able to successfully refinance, restructure, or renegotiate their deferred acquisition note payable which are due to 1999. If the Local Limited Partnerships are unsuccessful in these efforts, the Local Limited Partnerships' estimate of undiscounted cash flows will change resulting in the need to write-down the rental property to fair value.

         Gates Mills I Limited Partnership
         Northgate Village Limited Partnership
         Southward Limited Partnership
         San Jose Limited Partnership
         Hurbell IV Limited Partnership