Form 10-Q
period 1998-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 1998-05-15
CIK 731131

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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




                        9200 KEYSTONE CROSSING, SUITE 500
                        INDIANAPOLIS, INDIANA 46240-7602
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (317) 817-7500
              (Registrant's telephone number, including area code)

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
                        STATEMENTS OF FINANCIAL POSITION


                                                                                March 31,
                                                                                  1998           December 31,
                                                                               (Unaudited)           1997
                                                                               -----------        -----------

                                     ASSETS

Cash and cash equivalents                                                      $    25,513        $    26,125
Investments in and advances to Local Limited Partnerships (Note 2)               1,806,861          1,780,933
                                                                               -----------        -----------

                                                                               $ 1,832,374        $ 1,807,058
                                                                               ===========        ===========

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
    Administrative and reporting fee payable to General Partner (Note 3)       $   851,562        $   829,964
    Due to General Partner (Note 3)                                                  6,315              6,315
    Accrued interest on partner loans (Note 3)                                         165               --
    Accrued expenses                                                                53,960             40,210
                                                                               -----------        -----------

                                                                                   912,002            876,489
                                                                               -----------        -----------

Partners' equity (deficit):
    General Partner -- The National Housing Partnership (NHP)                      (86,161)           (86,059)
    Original Limited Partner -- 1133 Fifteenth Street Associates                   (91,061)           (90,959)
    Other Limited Partners -- 11,519 investment units                            1,097,594          1,107,587
                                                                               -----------        -----------

                                                                                   920,372            930,569
                                                                               -----------        -----------

                                                                               $ 1,832,374        $ 1,807,058
                                                                               ===========        ===========


                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                      1998            1997
                                                                    --------        --------
REVENUES:

    Share of profits from Local Limited Partnerships (Note 2)       $ 25,928        $   --
    Interest income                                                       89             336
                                                                    --------        --------

                                                                      26,017             336
                                                                    --------        --------

COSTS AND EXPENSES:

    Share of losses from Local Limited Partnerships (Note 2)            --            32,070
    Administrative and reporting fees to
     General Partner (Note 3)                                         21,598          21,598
    Interest on Partner loans                                            165             278
    Other operating expenses                                          14,451          12,962
                                                                    --------        --------

                                                                      36,214          66,908
                                                                    --------        --------

NET LOSS                                                            $(10,197)       $(66,572)
                                                                    ========        ========


NET LOSS ASSIGNABLE TO LIMITED PARTNERS                             $ (9,993)       $(65,240)
                                                                    ========        ========

NET LOSS PER LIMITED
    PARTNERSHIP INTEREST                                            $     (1)       $     (6)
                                                                    ========        ========


                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                     STATEMENT OF PARTNER'S EQUITY (DEFICIT)
                                   (UNAUDITED)


                                           The National         1133
                                              Housing         Fifteenth          Other
                                            Partnership        Street           Limited
                                               (NHP)         Associates        Partners           Total
                                            ---------         ---------      -----------         ---------

Equity (deficit) at January 1, 1998          $(86,059)         $(90,959)      $1,107,587         $ 930,569

Net loss -- three months ended
  March 31, 1998                                 (102)             (102)          (9,993)          (10,197)
                                            ---------         ---------      -----------         ---------

Equity (deficit) at March 31, 1998           $(86,161)         $(91,061)      $1,097,594         $ 920,372
                                            =========          ========       ==========         =========

Percentage interest at
 March 31, 1998                                     1%                1%              98%              100%
                                            =========          ========       ==========         =========
                                                  (A)               (B)              (C)


(A)      General Partner
(B)      Original Limited Partner
(C)      Consists of 11,519 investment units of 0.0085% held by 1,111 investors




                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        1998             1997
                                                                      --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Interest received                                                 $     89        $    336
    Operating expenses paid                                               (701)           (962)
                                                                      --------        --------

Net cash used in operating activities                                     (612)           (626)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          26,125          62,193
                                                                      --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 25,513        $ 61,567
                                                                      ========        ========

RECONCILIATION OF NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES:
      Net loss                                                        $(10,197)       $(66,572)
                                                                      --------        --------
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Share of (profits) losses from Local Limited
             Partnerships                                              (25,928)         32,070
          Increase in administrative and reporting fees payable         21,598          21,598
          Increase in accrued interest on Partner loans                    165             278
          Increase in other accrued expenses                            13,750          12,000
                                                                      --------        --------

             Total adjustments                                           9,585          65,946
                                                                      --------        --------

      Net cash used in operating activities                           $   (612)       $   (626)
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

         On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The Acquisition was made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in the NHP. NHP is the general partner of National Housing Partnership Realty Fund I (a Maryland Limited Partnership) (the "Registrant"). As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

         While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in NHP Realty Fund I's Annual Report filed in Form 10-K for the year ended December 31, 1997.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of March 31, 1998 and December 31, 1997, investments in eight of the ten Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $306,803 and $375,456 of losses from Local Limited Partnerships during the three months ended March 31, 1998 and 1997, respectively. As of March 31, 1998 and December 31, 1997, the Partnership has not recognized a total of $16,117,316 and $15,810,513, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made to a Local Limited Partnership for which the Partnership carries its investment at zero, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by eight of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these eight Local Limited Partnerships, has been reduced to zero at March 31, 1998 and December 31, 1997. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         During the three months ended March 31, 1998 and 1997, no working capital advances or repayments were made between the Partnership and the Local Limited Partnerships. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $376,951 as of March 31, 1998.

         The following are combined statements of operations for the three months ended March 31, 1998 and 1997, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS



                        COMBINED STATEMENTS OF OPERATIONS


                                                                     Three Months Ended March 31,
                                                           -----------------------------------------------
                                                               1998                                1997
                                                           ------------                       ------------
Rental income                                               $ 1,837,824                        $ 1,834,432
Other income                                                     54,134                             44,304
                                                           ------------                       ------------

    Total income                                              1,891,958                          1,878,736
                                                           ------------                       ------------

Operating expenses                                            1,254,543                          1,345,952
Interest, taxes and insurance                                   624,200                            645,662
Depreciation                                                    297,908                            299,659
                                                           ------------                       ------------

    Total expenses                                            2,176,651                          2,291,273
                                                           ------------                       ------------

Net loss                                                   $   (284,693)                      $   (412,537)
                                                           ============                       ============

National Housing Partnership Realty Fund I
   share of losses                                         $   (280,875)                      $   (407,526)
                                                           ============                       ============


(3)     TRANSACTIONS WITH THE GENERAL PARTNER

         During the three month periods ended March 31, 1998 and 1997, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $21,598 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was $851,562 and $829,964 at March 31, 1998 and December 31, 1997, respectively.

         During the three months ended March 31, 1998 and 1997, no working capital advances or repayments were made between the General Partner and the Partnership. The amount owed to the General Partner at March 31, 1998 and December 31, 1997, was $6,315. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 8.5% at March 31, 1998. Accrued interest on this loan amounted to $165 and zero at March 31, 1998 and December 31, 1997, respectively.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Partnership filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward-looking, including statements regarding the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the properties owned by the Local Limited Partnerships operate, the availability of working capital and dispositions of properties owned by the Partnership.

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


Net cash used in operations for the three months ended March 31, 1998 was $612 as compared to cash used in operations of $626 for the three months ended March 31, 1997.

During the three months ended March 31, 1998 and 1997, no working capital advances or repayments were made between the Partnership and the Local Limited Partnerships. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $376,951 as of March 31, 1998.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 1998, investments in eight Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the three months ended March 31, 1998 and 1997, respectively. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to $25,513 at March 31, 1998. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 1998, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at March 31, 1998, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $851,562 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Eight of the Local Limited Partnerships in which the Partnership has invested have deferred acquisition notes due the original owner of each Property. With the exception of Fairmeadows and Southridge, these notes have matured or will reach final maturity prior to December, 1999. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

Griffith Limited Partnership has defaulted on its deferred acquisition note and related accrued interest which became due on October 31, 1997, which raises substantial doubt about the Local Limited Partnership's ability to continue as a going concern with its present ownership structure. The Local Limited Partnership's continued existence as a going concern with its present ownership structure is dependent on the ability to repay, refinance, restructure, or renegotiate this note. The General Partner is currently negotiating to extend the note and maintain ownership of the property. Should no agreement be reached and the note matures absent a sale or refinancing which produces sufficient funds to repay the note in full, a default would occur on the note. Such default could lead to a foreclosure by the note holder of the security underlying the note such that the Partnership may lose its interest in the Griffith Limited Partnership. Should the Partnership lose its interest in Griffith Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Southward Limited Partnership and Northgate Village Limited Partnership have deferred acquisition notes and related accrued interest due on October 4, 1998 and July 26, 1999, respectively, which raises substantial doubt about the Local Limited Partnerships' ability to continue as going concerns with their present ownership structure. The Local Limited Partnership's continued existence as a going concern with their present ownership structure is dependent on the ability to repay, refinance, restructure, or renegotiate this note. Should no agreement be reached and the notes mature absent any sales or refinancing which produce sufficient funds to repay the notes in full, a default would occur on the notes. Such defaults could lead to a foreclosure by the note holders of the security underlying the notes such that the Partnership may lose its interests in the Local Limited Partnerships. Should the Partnership lose its interests in Local Limited Partnerships, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. In prior years, results of operations of NHP Realty Fund I were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are noncash in nature. Eight of the ten investments in Local Limited Partnerships have been reduced to zero. As a result, the Partnership's operations are no longer being affected by its share of the operations from these eight partnerships. The Partnership has recorded its share of operations in the remaining two Local Limited Partnerships which amounted to profits of $25,928 for the three months ended March 31, 1998, and losses of $32,070 for the three months ended March 31, 1997.

The Partnership realized a net loss of $10,197 for the three months ended March 31, 1998, compared to a net loss of $66,572 for the three months ended March 31, 1997. Net loss per unit of limited partnership interest decreased from $6 to $1 for the 11,519 units outstanding for both periods. The decrease in net loss was primarily due to the Partnerships' share of profits from Local Limited Partnerships of $25,928 recognized in 1998, compared to the Partnerships' share of losses from Local Limited Partnerships of $32,070 recognized in 1997. The Partnership did not recognize $306,803 of its allocated share of losses from eight Local Limited Partnerships for the three months ended March 31, 1998, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of operating losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $126,651 between periods, primarily due to a decrease in operating expenses.

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



                                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                                   (Registrant)


                                   By:  The National Housing Partnership,
                                        its sole General Partner


                                   By:  National Corporation for Housing
                                        Partnerships, its sole General Partner



May 14, 1998                       By:      /s/
                                        ---------------------------------------
                                        Troy D. Butts
                                        As Senior Vice President and
                                        Chief Financial Officer