Form 10-Q/A
period 1997-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 1998-08-14
CIK 731131

                                                                        Restated

                                  FORM 10-QA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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
                        STATEMENTS OF FINANCIAL POSITION


                                                                                  June 30,
                                                                                    1997             December 31,
                                                                                 (Unaudited)             1996
                                                                                 -----------         ------------
                                                                                (As Restated         (As Restated
                                                                                 See Note 4)          See Note 4)


                                     ASSETS
                                     ------

Cash and cash equivalents                                                       $    30,816        $    62,193
Investments in and advances to Local Limited Partnerships (Note 2)                1,776,372          1,807,936
                                                                                -----------        -----------

                                                                                $ 1,807,188        $ 1,870,129
                                                                                ===========        ===========

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                   ------------------------------------------

Liabilities:
     Administrative and reporting fee payable to General Partner (Note 3)       $   786,768        $   743,572
     Due to General Partner                                                           9,911              9,911
     Accrued interest on partner loans                                                1,425                844
     Accrued expenses                                                                19,500             38,920
                                                                                -----------        -----------

                                                                                    817,604            793,247
                                                                                -----------        -----------

Partners' equity (deficit):
     General Partner -- The National Housing Partnership (NHP)                      (85,469)           (84,596)
     Original Limited Partner -- 1133 Fifteenth Street Associates                   (90,369)           (89,496)
     Other Limited Partners -- 11,519 investment units                            1,165,422          1,250,974
                                                                                -----------        -----------

                                                                                    989,584          1,076,882
                                                                                -----------        -----------

                                                                                $ 1,807,188        $ 1,870,129
                                                                                ===========        ===========


                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                Three Months Ended                  Six Months Ended
                                                                      June 30,                          June 30,
                                                          -----------------------------       ----------------------------
                                                              1997              1996             1997              1996
                                                          -----------        ----------       ----------        ----------
                                                                            (As Restated                       (As Restated
                                                                             See Note 4)                        See Note 4)
REVENUES:
     Share of income from Local Limited Partnerships       $      506        $   11,469       $      -          $   11,469
     Distributions and repayments received in excess
      of investment in Local Limited Partnerships              11,686            83,616           11,686            83,616
     Interest income                                              303            24,278              639            24,613
                                                           ----------        ----------       ----------        ----------

                                                               12,495           119,363           12,325           119,698
                                                           ----------        ----------       ----------        ----------
COSTS AND EXPENSES:
     Share of losses from Local Limited Partnerships              -                 -             31,564               -
     Administrative and reporting fees to
      General Partner (Note 3)                                 21,598            21,598           43,196            43,196
     Interest on Partner loans                                    303               120              581               183
     Other operating expenses                                  11,320            11,253           24,282            26,833
                                                           ----------        ----------       ----------        ----------

                                                               33,221            32,971           99,623            70,212
                                                           ----------        ----------       ----------        ----------
NET (LOSS) PROFIT BEFORE
   EXTRAORDINARY ITEM                                         (20,726)           86,392          (87,298)           49,486

EXTRAORDINARY ITEM - SHARE OF GAIN
   ON EXTINGUISHMENT OF DEBT                                      -           1,763,685              -           1,763,685
                                                           ----------        ----------       ----------        ----------

NET (LOSS) PROFIT                                          $  (20,726)       $1,850,077       $  (87,298)       $1,813,171
                                                           ==========        ==========       ==========        ==========

NET (LOSS) PROFIT BEFORE EXTRAORDINARY
   ITEM ASSIGNABLE TO LIMITED PARTNERS                     $  (20,312)       $   84,664       $  (85,552)       $   48,496

EXTRAORDINARY ITEM - GAIN ON
   EXTINGUISHMENT OF DEBT ASSIGNABLE
   TO LIMITED PARTNERS                                            -           1,729,220              -           1,729,220
                                                           ----------        ----------       ----------        ----------

NET (LOSS) PROFIT ASSIGNABLE TO
   LIMITED PARTNERS                                        $  (20,312)       $1,813,884       $  (85,552)       $1,777,716
                                                           ==========        ==========       ==========        ==========

NET (LOSS) PROFIT BEFORE EXTRAORDINARY
   ITEM PER LIMITED PARTNERSHIP INTEREST                   $       (2)       $        7       $       (7)       $        4

EXTRAORDINARY ITEM - GAIN ON
   EXTINGUISHMENT OF DEBT PER LIMITED
   PARTNERSHIP INTEREST                                           -                 150              -                 150
                                                           ----------        ----------       ----------        ----------

NET (LOSS) PROFIT PER LIMITED
   PARTNERSHIP INTEREST                                    $       (2)       $      157       $       (7)       $      154
                                                           ==========        ==========       ==========        ==========

                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                     STATEMENT OF PARTNER'S EQUITY (DEFICIT)
                                   (UNAUDITED)


                                                          The National          1133
                                                             Housing          Fifteenth         Other
                                                           Partnership          Street         Limited
                                                              (NHP)          Associates        Partners           Total
                                                          ------------       ----------        --------           -----
Equity (deficit) at January 1, 1997
   (As restated, see Note 4)                               $  (84,596)       $  (89,496)      $1,250,974        $1,076,882

Net loss -- six months ended
   June 30, 1997                                                 (873)             (873)         (85,552)          (87,298)
                                                           ----------        ----------       ----------        ----------

Equity (deficit) at June 30, 1997
   (As restated, see Note 4)                               $  (85,469)       $  (90,369)      $1,165,422        $  989,584
                                                           ==========        ==========       ==========        ==========

Percentage interest at June 30, 1997                                1%                1%              98%              100%
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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             Six Months Ended June 30,
                                                                          ------------------------------
                                                                            1997                 1996
                                                                          -----------        -----------
                                                                                            (As Restated
                                                                                             See Note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Distributions received in excess of investment in
      Local Limited Partnerships                                          $    11,686        $    47,004
     Interest received                                                            639             24,613
     Operating expenses paid                                                  (43,702)           (49,094)
                                                                          -----------        -----------

     Net cash (used in) provided by operating activities                      (31,377)            22,523
                                                                          -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Advances to Local Limited Partnerships                                         -            (23,472)
     Repayment of loans to Local Limited Partnerships                               -             36,612
                                                                          -----------        -----------

        Net cash provided by investing activities                                   -             13,140

CASH FLOWS FROM FINANCIAL ACTIVITIES:
     Advances from General Partner                                                  -              9,911
                                                                          -----------        -----------
     Net (decrease) increase in cash and cash equivalents                     (31,377)            45,574

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 62,193                356
                                                                          -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    30,816        $    45,930
                                                                          ===========        ===========

RECONCILIATION OF NET (LOSS) PROFIT TO NET
   CASH (USED IN) PROVIDED BY OPERATING
   ACTIVITIES:
        Net (loss) profit                                                 $   (87,298)       $ 1,813,171
                                                                          -----------        -----------
        Adjustments to reconcile net (loss) profit to net cash
           (used in) provided by operating activities:
              Share of (losses) income from Local Limited
                 Partnerships                                                  31,564            (11,469)
              Share of gain on extinguishment of debt                               -         (1,763,685)
              Repayment of advances to Local Limited
                 Partnerships                                                       -            (36,612)
              Increase in administrative and reporting fees payable            43,196             43,196
              Increase in accrued interest on Partner loans                       581                183
              Decrease in other accrued expenses                              (19,420)           (22,261)
                                                                          -----------        -----------

                 Total adjustments                                             55,921         (1,790,648)
                                                                          -----------        -----------

Net cash (used in) provided by operating activities                       $   (31,377)       $    22,523
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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


(2)         INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

            The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of June 30, 1997 and December 31, 1996, investments in eight of the ten Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $708,110 and $1,120,563 of losses from Local Limited Partnerships during the six months ended June 30, 1997 and 1996, respectively. As of June 30, 1997 and December 31, 1996, the Partnership has not recognized a total of $15,018,085 and $14,309,975, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


                        COMBINED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended                  Six Months Ended
                                                                      June 30,                           June 30,
                                                          ------------------------------     ------------------------------
                                                              1997              1996             1997              1996
                                                          ------------      ------------     ------------      ------------

Rental income                                              $1,822,124        $1,837,637       $3,656,556        $3,636,725
Other income                                                   49,752            86,109           94,056           167,267
                                                           ----------        ----------       ----------        ----------

     Total income                                           1,871,876         1,923,746        3,750,612         3,803,992
                                                           ----------        ----------       ----------        ----------

Operating expenses                                          1,303,585         1,333,119        2,649,537         2,569,154
Interest, taxes and insurance                                 608,262           875,399        1,253,924         1,765,233
Depreciation                                                  296,250           303,392          595,909           591,406
                                                           ----------        ----------       ----------        ----------

     Total expenses                                         2,208,097         2,511,910        4,499,370         4,925,793
                                                           ----------        ----------       ----------        ----------

Net loss before extraordinary item                           (336,221)         (588,164)        (748,758)       (1,121,801)

Gain on extinguishment of debt                                    -           2,746,396              -           2,746,396
                                                           ----------        ----------       ----------        ----------

     Net (loss) profit                                     $ (336,221)       $2,158,232       $ (748,758)       $1,624,595
                                                           ==========        ==========       ==========        ==========

National Housing Partnership
   Realty Fund I share of (losses) profits                 $ (332,148)       $2,137,384       $ (739,674)       $1,609,838
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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


(4)         RESTATEMENT

            Subsequent to the issuance of the Partnership's financial statements for the quarterly period ended June 30, 1997, the Partnership's management determined that its share of extraordinary gain from the extinguishment of debt recorded in the statement of operations was incorrectly calculated due to a clerical error.

            As a result, the accompanying financial statements have been restated from the amounts previously reported to properly report the Partnership's share of extraordinary gain and its Investment in and Advances to Local Limited Partnerships.

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
                                               ==========       ==========

At June 30, 1997
----------------

Investments in and advances to
   Local Limited Partnerships                  $  796,720       $1,776,372
                                               ==========       ==========

Partners' equity                               $    9,932       $  989,584
                                               ==========       ==========

For the Three Months Ended June 30, 1996
----------------------------------------

Extraordinary item - share of gain on
   extinguishment of debt                      $  784,033       $1,763,685
                                               ==========       ==========

Net profit                                     $  870,425       $1,850,077
                                               ==========       ==========

Net profit per Limited Partnership unit        $       74       $      157
                                               ==========       ==========

For the Six Months Ended June 30, 1996
--------------------------------------

Extraordinary item - share of gain on
   extinguishment of debt                      $  784,033       $1,763,685
                                               ==========       ==========

Net profit                                     $  833,519       $1,813,171
                                               ==========       ==========

Net profit per Limited Partnership unit        $       71       $      154
                                               ==========       ==========

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



                                 NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                                 ------------------------------------------
                                 (Registrant)


                                 By:   The National Housing Partnership,
                                       its sole General Partner


                                 By:   National Corporation for Housing
                                       Partnerships, its sole General Partner



August 13, 1998                  By:              /s/
---------------                        ----------------------------------
                                       Troy D. Butts
                                       As Senior Vice President and Chief
                                       Financial Officer