Form 10-Q/A
period 1997-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 1998-08-14
CIK 731131

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
                        STATEMENTS OF FINANCIAL POSITION


                                                                                           September 30,
                                                                                               1997              December 31,
                                                                                            (Unaudited)             1996
                                                                                           ------------         ------------
                                                                                           (As Restated         (As Restated
                                                                                            See Note 4)          See Note 4)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                                     $    29,180        $    62,193
Investments in and advances to Local Limited Partnerships (Note 2)                              1,754,133          1,807,936
                                                                                              -----------        -----------

                                                                                              $ 1,783,313        $ 1,870,129
                                                                                              ===========        ===========

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                   ------------------------------------------

Liabilities:
     Administrative and reporting fee payable to General Partner (Note 3)                     $   808,366        $   743,572
     Due to General Partner                                                                         9,911              9,911
     Accrued interest on partner loans                                                              1,736                844
     Accrued expenses                                                                              28,500             38,920
                                                                                              -----------        -----------

                                                                                                  848,513            793,247
                                                                                              -----------        -----------

Partners' equity (deficit):
     General Partner -- The National Housing Partnership (NHP)                                    (86,017)           (84,596)
     Original Limited Partner -- 1133 Fifteenth Street Associates                                 (90,917)           (89,496)
     Other Limited Partners -- 11,519 investment units                                          1,111,734          1,250,974
                                                                                              -----------        -----------

                                                                                                  934,800          1,076,882
                                                                                              -----------        -----------

                                                                                              $ 1,783,313        $ 1,870,129
                                                                                              ===========        ===========

                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Three Months Ended                   Nine Months Ended
                                                                   September 30,                       September 30,
                                                          ------------------------------      ------------------------------
                                                              1997              1996              1997             1996
                                                          ------------      ------------      ------------      ------------
                                                                                                                (As Restated
                                                                                                                 See Note 4)
REVENUES:
     Share of income from Local Limited Partnerships        $    -           $    2,634        $      -          $   14,103
     Distributions and repayments received in excess
      of investment in Local Limited Partnerships                -                  -              11,686            83,616
     Interest income                                               70               689               709            25,302
                                                           ----------        ----------        ----------        ----------

                                                                   70             3,323            12,395           123,021
                                                           ----------        ----------        ----------        ----------
COSTS AND EXPENSES:
     Share of losses from Local Limited Partnerships           22,239               -              53,803               -
     Administrative and reporting fees to
      General Partner (Note 3)                                 21,598            21,598            64,794            64,794
     Interest on Partner loans                                    311               270               892               566
     Other operating expenses                                  10,706            13,453            34,988            40,173
                                                           ----------        ----------        ----------        ----------

                                                               54,854            35,321           154,477           105,533
                                                           ----------        ----------        ----------        ----------
NET (LOSS) PROFIT BEFORE
   EXTRAORDINARY ITEM                                         (54,784)          (31,998)         (142,082)           17,488

EXTRAORDINARY ITEM - SHARE OF GAIN
   ON EXTINGUISHMENT OF DEBT                                      -                 -                 -           1,763,685
                                                           ----------        ----------        ----------        ----------

NET (LOSS) PROFIT                                          $  (54,784)       $  (31,998)       $ (142,082)       $1,781,173
                                                           ==========        ==========        ==========        ==========

NET (LOSS) PROFIT BEFORE EXTRAORDINARY
   ITEM ASSIGNABLE TO LIMITED PARTNERS                     $  (53,688)       $  (31,260)       $ (139,240)       $   17,136

EXTRAORDINARY ITEM - GAIN ON
   EXTINGUISHMENT OF DEBT ASSIGNABLE
   TO LIMITED PARTNERS                                            -                 -                 -           1,729,220
                                                           ----------        ----------        ----------        ----------

NET (LOSS) PROFIT ASSIGNABLE TO
   LIMITED PARTNERS                                        $  (53,688)       $  (31,260)       $ (139,240)       $1,746,356
                                                           ==========        ==========        ==========        ==========

NET (LOSS) PROFIT BEFORE EXTRAORDINARY
   ITEM PER LIMITED PARTNERSHIP INTEREST                   $       (5)       $       (3)       $      (12)       $        1

EXTRAORDINARY ITEM - GAIN ON
   EXTINGUISHMENT OF DEBT PER LIMITED
   PARTNERSHIP INTEREST                                           -                 -                 -                 150
                                                           ----------        ----------        ----------        ----------

NET (LOSS) PROFIT PER LIMITED
   PARTNERSHIP INTEREST                                    $       (5)       $       (3)       $      (12)       $      151
                                                           ==========        ==========        ==========        ==========


                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                     STATEMENT OF PARTNER'S EQUITY (DEFICIT)
                                   (UNAUDITED)


                                                            The National           1133
                                                               Housing           Fifteenth             Other
                                                             Partnership          Street              Limited
                                                                (NHP)           Associates            Partners            Total
                                                                -----           ----------            --------            -----

Equity (deficit) at January 1, 1997
   (As restated, see Note 4)                                $   (84,596)        $   (89,496)        $ 1,250,974         $ 1,076,882

Net loss -- nine months ended
   September 30, 1997                                            (1,421)             (1,421)           (139,240)           (142,082)
                                                            -----------         -----------         -----------         -----------

Equity (deficit) at September 30, 1997
   (As restated, see Note 4)                                $   (86,017)        $   (90,917)        $ 1,111,734         $   934,800
                                                            ===========         ===========         ===========         ===========

Percentage interest at
 September 30, 1997                                                   1%                  1%                 98%                100%
                                                            ===========         ===========         ===========         ===========
                                                                    (A)                 (B)                 (C)

(A)  General Partner
(B)  Original Limited Partner
(C)  Consists of 11,519 investment units of 0.0085% held by 1,113 investors



                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          Nine Months Ended September 30,
                                                                          ------------------------------
                                                                               1997               1996
                                                                          -----------        -----------
                                                                                            (As Restated
                                                                                             See Note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Distributions received in excess of investment in
      Local Limited Partnerships                                          $    11,686        $    47,004
     Interest received                                                            709             25,302
     Operating expenses paid                                                  (45,408)           (52,934)
                                                                          -----------        -----------

     Net cash (used in) provided by operating activities                      (33,013)            19,372
                                                                          -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Advances to Local Limited Partnerships                                       -              (23,472)
     Repayment of loans to Local Limited Partnerships                             -               36,612
                                                                          -----------        -----------

        Net cash provided by investing activities                                 -               13,140

CASH FLOWS FROM FINANCIAL ACTIVITES
     Advances from General Partner                                                -                9,911
                                                                          -----------        -----------

     Net (decrease) increase in cash and cash equivalents                     (33,013)            42,423

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 62,193                356
                                                                          -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    29,180        $    42,779
                                                                          ===========        ===========

RECONCILIATION OF NET (LOSS) PROFIT TO NET
   CASH (USED IN) PROVIDED BY OPERATING
   ACTIVITIES:
        Net (loss) profit                                                 $  (142,082)       $ 1,781,173
                                                                          -----------        -----------
        Adjustments to reconcile net (loss) profit to net cash
           (used in) provided by operating activities:
              Share of losses (income) from Local Limited
                 Partnerships                                                  53,803            (14,103)
              Share of gain on extinguishment of debt                             -           (1,763,685)
              Repayment of advances to Local Limited
                 Partnerships                                                     -              (36,612)
              Increase in administrative and reporting fees payable            64,794             64,794
              Increase in accrued interest on Partner loans                       892                566
              Decrease in other accrued expenses                              (10,420)           (12,761)
                                                                          -----------        -----------

                 Total adjustments                                            109,069         (1,761,801)
                                                                          -----------        -----------

Net cash (used in) provided by operating activities                       $   (33,013)       $    19,372
                                                                          ===========        ===========

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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


(2)         INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

            The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of September 30, 1997 and December 31, 1996, investments in eight of the ten Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $1,184,908 and $1,495,847 of losses from Local Limited Partnerships during the nine months ended September 30, 1997 and 1996, respectively. As of September 30, 1997 and December 31, 1996, the Partnership has not recognized a total of $15,494,883 and $14,309,975, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS



                        COMBINED STATEMENTS OF OPERATIONS


                                                           Three Months Ended                  Nine Months Ended
                                                           September 30,                        September 30,
                                                 ------------------------------        ------------------------------
                                                     1997               1996               1997               1996
                                                 -----------        -----------        -----------        -----------

Rental income                                    $ 1,815,518        $ 1,824,183        $ 5,472,074        $ 5,460,908
Other income                                          57,007             87,570            151,063            254,837
                                                 -----------        -----------        -----------        -----------

     Total income                                  1,872,525          1,911,753          5,623,137          5,715,745
                                                 -----------        -----------        -----------        -----------

Operating expenses                                 1,386,852          1,299,713          4,036,389          3,868,867
Interest, taxes and insurance                        694,567            685,277          1,948,491          2,450,510
Depreciation                                         296,250            303,962            892,159            895,368
                                                 -----------        -----------        -----------        -----------

     Total expenses                                2,377,669          2,288,952          6,877,039          7,214,745
                                                 -----------        -----------        -----------        -----------

Net loss before extraordinary item                  (505,144)          (377,199)        (1,253,902)        (1,499,000)

Gain on extinguishment of debt                           -                  -                  -            2,746,396
                                                 -----------        -----------        -----------        -----------

     Net (loss) profit                           $  (505,144)       $  (377,199)       $(1,253,902)       $ 1,247,396
                                                 ===========        ===========        ===========        ===========

National Housing Partnership
   Realty Fund I share of (losses) profits       $  (499,037)       $  (372,650)       $(1,238,711)       $ 1,237,188
                                                 ===========        ===========        ===========        ===========


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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                       (A MARYLAND LIMITED PARTNERSHIP)
                        NOTES TO FINANCIAL STATEMENTS


(4)         RESTATEMENT

            Subsequent to the issuance of the Partnership's financial statements for the quarterly period ended September 30, 1997, the Partnership's management determined that its share of extraordinary gain from the extinguishment of debt recorded in the statement of operations was incorrectly calculated due to a clerical error.

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
                                                                             ==========        ==========

                          At September 30, 1997
                          ---------------------

                          Investments in and advances to
                             Local Limited Partnerships                      $  774,481        $1,754,133
                                                                             ==========        ==========

                          Partners' equity (deficit)                         $  (44,852)       $  934,800
                                                                             ==========        ==========


                          For the Nine Months Ended September 30, 1996
                          --------------------------------------------

                          Extraordinary item - share of gain on
                             extinguishment of debt                          $  784,033        $1,763,685
                                                                             ==========        ==========

                          Net profit                                         $  801,521        $1,781,173
                                                                             ==========        ==========

                          Net profit per Limited Partnership unit            $       68        $      151
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



                               NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                               ------------------------------------------
                               (Registrant)


                               By:   The National Housing Partnership,
                                     its sole General Partner


                               By:   National Corporation for Housing
                                     Partnerships, its sole General Partner



August 13, 1998                By:                  /s/
---------------                      -------------------------------------------
                                     Troy D. Butts
                                     As Senior Vice President and Chief
                                     Financial Officer