Form 10-Q
period 1998-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 1998-08-14
CIK 731131

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Yes       X      No
       -------     --------

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION


                                                                             June 30,
                                                                               1998              December 31,
                                                                           (Unaudited)               1997
                                                                        -----------------     ------------------

                                     ASSETS
                                     ------

Cash and cash equivalents                                                 $     19,346          $     26,125
Investments in and advances to Local Limited Partnerships (Note 2)           1,811,607             1,780,933
                                                                          ------------          ------------

                                                                          $  1,830,953          $  1,807,058
                                                                          ============          ============

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                   ------------------------------------------

Liabilities:
   Administrative and reporting fee payable to General Partner (Note 3)   $    873,160           $   829,964
   Due to General Partner (Note 3)                                               6,315                 6,315
   Accrued interest on partner loans (Note 3)                                      336                 -
   Accrued expenses                                                             59,820                40,210
                                                                          ------------           -----------

                                                                               939,631               876,489
                                                                          ------------           -----------

Partners  equity (deficit):
   General Partner -- The National Housing Partnership (NHP)                   (86,452)              (86,059)
   Original Limited Partner -- 1133 Fifteenth Street Associates                (91,352)              (90,959)
   Other Limited Partners -- 11,519 investment units                         1,069,126             1,107,587
                                                                          ------------           -----------

                                                                               891,322               930,569
                                                                          ------------           -----------

                                                                          $  1,830,953           $ 1,807,058
                                                                          ============           ===========





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                              Three Months Ended           Six Months Ended
                                                                 June 30,                       June 30,
                                                           -----------------------      --------------------
                                                               1998         1997          1998         1997
                                                           ------------ ----------      ---------- ---------

REVENUES:
   Share of profits from Local Limited
    Partnerships (Note 2)                                 $    4,746    $     506      $  30,674   $     -
   Distributions and repayments received in excess
    of investment in Local Limited Partnerships                -           11,686          -          11,686
   Interest income                                                81          303            170         639
                                                          ----------    ---------      ---------   ---------

                                                               4,827       12,495         30,844      12,325
                                                          ----------    ---------      ---------   ---------

COSTS AND EXPENSES:
   Share of losses from Local Limited
    Partnerships (Note 2)                                      -            -              -          31,564
   Administrative and reporting fees to
    General Partner (Note 3)                                  21,598       21,598         43,196      43,196
   Interest on Partner loans                                     171          303            336         581
   Other operating expenses                                   12,108       11,320         26,559      24,282
                                                          ----------    ---------      ---------   ---------

                                                              33,877       33,221         70,091      99,623
                                                          ----------    ---------      ---------   ---------

NET LOSS                                                  $  (29,050)   $ (20,726)     $ (39,247)  $ (87,298)
                                                          ==========    =========      =========   =========

NET LOSS ASSIGNABLE TO
  LIMITED PARTNERS                                        $  (28,468)   $ (20,312)     $ (38,461)  $ (85,552)
                                                          ==========    =========      =========   =========

NET LOSS PER LIMITED
  PARTNERSHIP INTEREST                                    $       (2)   $      (2)     $      (3)  $      (7)
                                                          ==========    =========      ==========  =========





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                    STATEMENT OF PARTNER'S EQUITY (DEFICIT)
                                  (UNAUDITED)


                                         The National         1133
                                           Housing         Fifteenth          Other
                                         Partnership         Street          Limited
                                            (NHP)          Associates        Partners          Total
                                         -----------       ----------        --------          -----

Equity (deficit) at January 1, 1998       $(86,059)        $(90,959)       $1,107,587        $ 930,569

Net loss -- six months ended
  June 30, 1998                               (393)            (393)         (38,461)         (39,247)
                                          --------         --------        ---------         --------

Equity (deficit) at June 30, 1998         $(86,452)        $(91,352)       $1,069,126        $ 891,322
                                          ========         ========        ==========        =========

Percentage interest at
 June 30, 1998                                   1%               1%              98%             100%
                                          ========         ========        =========         ========
                                                (A)              (B)              (C)

(A)      General Partner
(B)      Original Limited Partner
(C)      Consists of 11,519 investment units of 0.0085% held by 1,111 investors





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                          Six Months Ended June 30,
                                                                  --------------------------------------
                                                                      1998                      1997
                                                                  ------------              ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Distributions received in excess of investment in
    Local Limited Partnerships                                   $      -                  $   11,686
   Interest received                                                     170                      639
   Operating expenses paid                                            (6,949)                 (43,702)
                                                                 -----------               ----------

Net cash used in operating activities                                 (6,779)                 (31,377)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        26,125                   62,193
                                                                 -----------               ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    19,346               $   30,816
                                                                 ===========               ==========

RECONCILIATION OF NET LOSS TO NET
  CASH USED IN OPERATING ACTIVITIES:
     Net loss                                                    $   (39,247)              $  (87,298)
                                                                 -----------               ----------
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Share of (profits) losses from Local Limited
            Partnerships                                             (30,674)                  31,564
          Increase in administrative and reporting fees payable       43,196                   43,196
          Increase in accrued interest on Partner loans                  336                      581
          Increase (decrease) in other accrued expenses               19,610                  (19,420)
                                                                 -----------               ----------

            Total adjustments                                         32,468                   55,921
                                                                 -----------               ----------

     Net cash used in operating activities                       $    (6,779)              $  (31,377)
                                                                 ===========               ==========





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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of June 30, 1998 and December 31, 1997, investments in eight of the ten Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $640,385 and $708,110 of losses from Local Limited Partnerships during the six months ended June 30, 1998 and 1997, respectively. As of June 30, 1998 and December 31, 1997, the Partnership has not recognized a total of $16,450,898 and $15,810,513, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made to a Local Limited Partnership for which the Partnership carries its investment at zero, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by eight of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these eight Local Limited Partnerships, has been reduced to zero at June 30, 1998 and December 31, 1997. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         During the six months ended June 30, 1998 and 1997, no working capital advances or repayments were made between the Partnership and the Local Limited Partnerships. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $376,951 as of June 30, 1998.

         The following are combined statements of operations for the three and six months ended June 30, 1998 and 1997, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



                       COMBINED STATEMENTS OF OPERATIONS


                                              Three Months Ended              Six Months Ended
                                                  June 30,                        June 30,
                                        ------------------------------    ----------------------------
                                            1998             1997             1998             1997
                                        -------------- ---------------    -------------- -------------

Rental income                           $ 1,811,189      $ 1,822,124      $3,649,013       $3,656,556
Other income                                 53,200           49,752         107,334           94,056
                                        -----------      -----------      ----------       ----------

   Total income                           1,864,389        1,871,876       3,756,347        3,750,612
                                        -----------      -----------      ----------       ----------

Operating expenses                        1,306,789        1,303,585       2,561,332        2,649,537
Interest, taxes and insurance               592,789          608,262       1,216,989        1,253,924
Depreciation                                297,829          296,250         595,737          595,909
                                        -----------      -----------      ----------       ----------

   Total expenses                         2,197,407        2,208,097       4,374,058        4,499,370
                                        -----------      -----------      ----------       ----------

Net loss                                $ (333,018)      $ (336,221)      $ (617,711)      $ (748,758)
                                        ==========       ==========       ==========       ==========

National Housing Partnership
  Realty Fund I share of losses         $ (328,836)      $ (332,148)      $ (609,711)      $ (739,674)
                                        ==========       ==========       ==========       ==========


(3)    TRANSACTIONS WITH THE GENERAL PARTNER

         During the six month periods ended June 30, 1998 and 1997, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $43,196 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was $873,160 and $829,964 at June 30, 1998 and December 31, 1997, respectively.

         During the six months ended June 30, 1998 and 1997, no working capital advances or repayments were made between the General Partner and the Partnership. The amount owed to the General Partner at June 30, 1998 and December 31, 1997, was $6,315. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 8.5% at June 30, 1998. Accrued interest on this loan amounted to $336 and zero at June 30, 1998 and December 31, 1997, respectively.

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

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,213 units, 77 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties, servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS





Net cash used in operations for the six months ended June 30, 1998 was $6,779 as compared to cash used in operations of $31,377 for the six months ended June 30, 1997. The decrease in cash used in operations resulted from a decrease in operating expenses paid, partially offset by a decrease in distributions received in excess of investment in Local Limited Partnerships.

During the six months ended June 30, 1998 and 1997, no working capital advances or repayments were made between the Partnership and the Local Limited Partnerships. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $376,951 as of June 30, 1998.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 1998, investments in eight Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the six months ended June 30, 1998. Cash distributions of $11,686 were received during the six months ended June 30, 1997. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to $19,346 at June 30, 1998. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 1998, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at June 30, 1998, plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year. However, there can be no assurance that future distributions will be adequate to fund the operations beyond the current year.

The Partnership currently owes the General Partner $873,160 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

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





Southward Limited Partnership and Northgate Village Limited Partnership have deferred acquisition notes and related accrued interest due on October 4, 1998 and July 26, 1999, respectively, which raises substantial doubt about the Local Limited Partnerships' ability to continue as going concerns with their present ownership structure. The Local Limited Partnerships' continued existence as going concerns with their present ownership structure is dependent on the ability to repay, refinance, restructure, or renegotiate these notes. Should no agreement be reached and the notes mature absent any sales or refinancing which produce sufficient funds to repay the notes in full, a default would occur on the notes. Such defaults could lead to a foreclosure by the note holders of the security underlying the notes such that the Partnership may lose its interests in the Local Limited Partnerships. Should the Partnership lose its interests in the Local Limited Partnerships, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner s individual tax situation.

San Jose Limited Partnership, Gates Mills I Limited Partnership and Hurbell IV Limited Partnership have deferred acquisition notes and related accrued interest due on August 29, 1999, October 1, 1999 and November 9, 1999, respectively. Should the notes mature absent any sales or refinancing which produce sufficient funds to repay the notes in full, a default would occur on the notes. Such defaults could lead to a foreclosure by the note holders of the security underlying the notes such that the Partnership may lose its interests in the Local Limited Partnerships. Should the Partnership lose its interests in the Local Limited Partnerships, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner s individual tax situation.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. In prior years, results of operations of NHP Realty Fund I were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are noncash in nature. Eight of the ten investments in Local Limited Partnerships have been reduced to zero. As a result, the Partnership's operations are no longer being affected by its share of the operations from these eight partnerships. The Partnership has recorded its share of operations in the remaining two Local Limited Partnerships which amounted to profits of $30,674 for the six months ended June 30, 1998, and losses of $31,564 for the six months ended June 30, 1997.

The Partnership realized a net loss of $39,247 for the six months ended June 30, 1998, compared to a net loss of $87,298 for the six months ended June 30, 1997. Net loss per unit of limited partnership interest decreased from $7 to $3 for the 11,519 units outstanding for both periods. The decrease in net loss was primarily due to the Partnerships' share of profits from Local Limited Partnerships of $30,674 recognized in 1998, compared to the Partnerships' share of losses from Local Limited Partnerships of $31,564 recognized in 1997. The Partnership did not recognize $640,385 of its allocated share of losses from eight Local Limited Partnerships for the six months ended June 30, 1998, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of operating losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $129,963 between periods, primarily due to a decrease in operating expenses.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS





PART II - OTHER INFORMATION

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

                 Exhibit No.
                 -----------

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



                                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                                  ------------------------------------------
                                  (Registrant)


                                  By:     The National Housing Partnership,
                                          its sole General Partner


                                  By:     National Corporation for Housing
                                          Partnerships, its sole General Partner



August 14, 1998                   By:                        /s/
---------------                           ----------------------------------------------------
                                          Troy D. Butts
                                          As Senior Vice President and Chief Financial Officer