Form 10-Q
period 1998-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 1998-11-16
CIK 731131

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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
                        STATEMENTS OF FINANCIAL POSITION


                                                                                      September 30,
                                                                                           1998               December 31,
                                                                                       (Unaudited)                 1997
                                                                                    -----------------         -------------

                              ASSETS
                              ------
Cash and cash equivalents                                                                  $    2,070             $   26,125
Investments in and advances to Local Limited Partnerships (Note 2)                          1,814,207              1,780,933
                                                                                            ---------              ---------

                                                                                           $1,816,277             $1,807,058
                                                                                            =========              =========

                  LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                  ------------------------------------------

Liabilities:
      Administrative and reporting fee payable to General Partner (Note 3)                 $  894,758             $  829,964
      Due to General Partner (Note 3)                                                           6,315                  6,315
      Accrued interest on partner loans (Note 3)                                                  514                  -
      Accrued expenses                                                                         69,308                 40,210
                                                                                            ---------              ---------

                                                                                              970,895                876,489
                                                                                            ---------              ---------

Partners' equity (deficit):
      General Partner -- The National Housing Partnership (NHP)                               (86,911)               (86,059)
      Original Limited Partner -- 1133 Fifteenth Street Associates                            (91,811)               (90,959)
      Other Limited Partners -- 11,519 investment units                                     1,024,104              1,107,587
                                                                                            ---------              ---------

                                                                                              845,382                930,569
                                                                                            ---------              ---------

                                                                                           $1,816,277             $1,807,058
                                                                                            =========              =========





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                       Three Months Ended                Nine Months Ended
                                                                          September 30,                     September 30,
                                                                -----------------------------     ------------------------------
                                                                    1998             1997             1998               1997
                                                                ------------     ------------     ------------       -----------
REVENUES:
   Share of profits from Local Limited
    Partnerships (Note 2)                                         $   2,600        $     -         $   33,274          $     -
   Distributions and repayments received in excess
    of investment in Local Limited Partnerships                         -                -                -               11,686
   Interest income                                                      106               70              276                709
                                                                   --------         --------        ---------           --------

                                                                      2,706               70           33,550             12,395
                                                                   --------         --------        ---------           --------

COSTS AND EXPENSES:
   Share of losses from Local Limited
    Partnerships (Note 2)                                             -               22,239            -                 53,803
   Administrative and reporting fees to
    General Partner (Note 3)                                         21,598           21,598           64,794             64,794
   Interest on Partner loans                                            178              311              514                892
   Other operating expenses                                          26,870           10,706           53,429             34,988
                                                                   --------         --------        ---------           --------

                                                                     48,646           54,854          118,737            154,477
                                                                   --------         --------        ---------           --------

NET LOSS                                                          $ (45,940)       $ (54,784)      $  (85,187)         $(142,082)
                                                                   ========         ========        =========           ========

NET LOSS ASSIGNABLE TO
   LIMITED PARTNERS                                               $ (45,022)       $ (53,688)      $  (83,483)         $(139,240)
                                                                   ========         ========        =========           ========

NET LOSS PER LIMITED
   PARTNERSHIP INTEREST                                           $      (4)       $      (5)      $       (7)         $     (12)
                                                                   ========         ========        =========           ========





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                    STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)


                                         The National         1133
                                           Housing         Fifteenth          Other
                                         Partnership         Street          Limited
                                            (NHP)          Associates        Partners          Total
                                         -----------       ----------        --------          -----
Equity (deficit) at January 1, 1998        $(86,059)        $(90,959)      $1,107,587        $ 930,569

Net loss -- nine months ended
  September 30, 1998                           (852)            (852)         (83,483)         (85,187)
                                            -------          -------        ---------         --------

Equity (deficit) at September 30, 1998     $(86,911)        $(91,811)      $1,024,104        $ 845,382
                                            =======          =======        =========         ========

Percentage interest at
 September 30, 1998                               1%               1%              98%             100%
                                            =======          =======        =========         ========
                                                (A)              (B)              (C)

(A)      General Partner
(B)      Original Limited Partner
(C)      Consists of 11,519 investment units





                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                Nine Months Ended September 30,
                                                                        --------------------------------------------
                                                                                 1998                   1997
                                                                               ---------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Distributions received in excess of investment in
    Local Limited Partnerships                                                $      -              $    11,686
   Interest received                                                                 276                    709
   Operating expenses paid                                                       (24,331)               (45,408)
                                                                               ---------             ----------

Net cash used in operating activities                                            (24,055)               (33,013)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    26,125                 62,193
                                                                               ---------             ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $    2,070            $    29,180
                                                                               =========             ==========

RECONCILIATION OF NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES:
    Net loss                                                                  $  (85,187)           $  (142,082)
                                                                               ---------             ----------
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Share of (profits) losses from Local Limited
            Partnerships                                                         (33,274)                53,803
            Increase in administrative and reporting fees payable                 64,794                 64,794
            Increase in accrued interest on Partner loans                            514                    892
            Increase (decrease) in other accrued expenses                         29,098                (10,420)
                                                                               ---------             ----------

               Total adjustments                                                  61,132                109,069
                                                                               ---------             ----------

      Net cash used in operating activities                                   $  (24,055)           $   (33,013)
                                                                               =========             ==========





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

         The General Partner raised capital for the Partnership by offering and selling to additional limited partners 11,519 investment units. The Partnership acquired limited partnership interests ranging from 98% to 99% in ten Local Limited Partnerships, each of which was organized to acquire and operate an existing rental housing project.

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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships. Because the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, the investments in Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investments, reduced for its share of losses and cash distributions, reach zero in each of the individual Local Limited Partnerships. As of September 30, 1998 and December 31, 1997, investments in eight of the ten Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $1,086,400 and $1,184,908 of losses from Local Limited Partnerships during the nine months ended September 30, 1998 and 1997, respectively. As of September 30, 1998 and December 31, 1997, the Partnership has not recognized a total of $16,896,913 and $15,810,513, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made to a Local Limited Partnership for which the Partnership carries its investment at zero, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by eight of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these eight Local Limited Partnerships, has been reduced to zero at September 30, 1998 and December 31, 1997. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         During the nine months ended September 30, 1998 and 1997, no working capital advances or repayments were made between the Partnership and the Local Limited Partnerships. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $376,951 as of September 30, 1998.

         The following are combined statements of operations for the three and nine months ended September 30, 1998 and 1997, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



                       COMBINED STATEMENTS OF OPERATIONS


                                            Three Months Ended                  Nine Months Ended
                                                September 30,                      September 30,
                                      -------------------------------    ------------------------------
                                            1998             1997             1998             1997
                                      --------------    -------------    -------------    -------------
Rental income                           $ 1,812,455      $ 1,815,518      $ 5,461,468      $ 5,472,074
Other income                                 64,820           57,007          172,154          151,063
                                         ----------       ----------       ----------       ----------

   Total income                           1,877,275        1,872,525        5,633,622        5,623,137
                                         ----------       ----------       ----------       ----------

Operating expenses                        1,434,218        1,386,852        3,995,550        4,036,389
Interest, taxes and insurance               600,824          694,567        1,817,813        1,948,491
Depreciation                                291,244          296,250          886,981          892,159
                                         ----------       ----------       ----------       ----------

   Total expenses                         2,326,286        2,377,669        6,700,344        6,877,039
                                         ----------       ----------       ----------       ----------

Net loss                                $  (449,011)     $  (505,144)     $(1,066,722)     $(1,253,902)
                                         ==========       ==========       ==========       ==========

National Housing Partnership
  Realty Fund I share of losses         $  (443,415)     $  (499,037)     $(1,053,126)     $(1,238,711)
                                         ==========       ==========       ==========       ==========


(3)    TRANSACTIONS WITH THE GENERAL PARTNER

         During the nine month periods ended September 30, 1998 and 1997, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $64,794 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was $894,758 and $829,964 at September 30, 1998 and December 31, 1997, respectively.

         During the nine months ended September 30, 1998 and 1997, no working capital advances or repayments were made between the General Partner and the Partnership. The amount owed to the General Partner at September 30, 1998 and December 31, 1997, was $6,315. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 8.5% at September 30, 1998. Accrued interest on this loan amounted to $514 and zero at September 30, 1998 and December 31, 1997, respectively. There can be no assurance that the General Partner will continue to advance such funds to the Partnership.

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

YEAR 2000 COMPLIANCE

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, General Partner is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

LIQUIDITY AND CAPITAL RESOURCES

The properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from Federal, state or local governments or agencies. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs. These restrictions may impact the Partnership's ability to meet its cash obligations.

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,213 units, 77 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. These subsidies are generally provided pursuant to project-based Housing Assistance Payment Contracts ("HAP Contracts") between HUD and the owners of the properties. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, the mortgage financing and HAP contracts of certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby reducing subsidy levels, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and subsidy levels. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties).

The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. Congress has elected to renew HAP Contracts expiring before October 1, 1998 for one year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

Net cash used in operations for the nine months ended September 30, 1998 was $24,055 as compared to cash used in operations of $33,013 for the nine months ended September 30, 1997. The decrease in cash used in operations resulted from a decrease in operating expenses paid, partially offset by a decrease in distributions received in excess of investment in Local Limited Partnerships.

During the nine months ended September 30, 1998 and 1997, no working capital advances or repayments were made between the Partnership and the Local Limited Partnerships. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $376,951 as of September 30, 1998.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 1998, investments in eight Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in income as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the nine months ended September 30, 1998. Cash distributions of $11,686 were received during the nine months ended September 30, 1997. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to $2,070 at September 30, 1998. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 1998, is dependent upon the future receipt of distributions from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties of the Local Limited Partnerships. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During the nine months ended September 30, 1998 and 1997, no working capital advances or repayments were made between the General Partner and the Partnership. The amount owed to the General Partner at September 30, 1998 and December 31, 1997, was $6,315. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 8.5% at September 30, 1998. Accrued interest on this loan amounted to $514 and zero at September 30, 1998 and December 31, 1997, respectively. There can be no assurance that the General Partner will continue to advance such funds to the Partnership.

At September 30, 1998, the Partnership owes the General Partner $894,758 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Eight of the Local Limited Partnerships in which the Partnership has invested have deferred acquisition notes. With the exception of Fairmeadows and Southridge, these notes have matured or will reach final maturity prior to December, 1999. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

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

Southward Limited Partnership has a deferred acquisition note and related accrued interest which came due on October 4, 1998 and Northgate Village Limited Partnership has a deferred acquisition note and related accrued interest due on July 26, 1999, which raises substantial doubt about the Local Limited Partnerships' ability to continue as going concerns with their present ownership structure. The Local Limited Partnerships' continued existence as going concerns with their present ownership structure is dependent on the ability to repay, refinance, restructure, or renegotiate these notes. Should no agreement be reached and the notes mature absent any sales or refinancing which produce sufficient funds to repay the notes in full, a default would occur on the notes. Such defaults could lead to a foreclosure by the note holders of the security underlying the notes such that the Partnership may lose its interests in the Local Limited Partnerships. Should the Partnership lose its interests in the Local Limited Partnerships, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation.

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

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. In prior years, results of operations of NHP Realty Fund I were significantly impacted by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are noncash in nature. Eight of the ten investments in Local Limited Partnerships have been reduced to zero. As a result, the Partnership's operations are no longer being affected by its share of the operations from these eight partnerships. The Partnership has recorded its share of operations in the remaining two Local Limited Partnerships which amounted to profits of $33,274 for the nine months ended September 30, 1998, and losses of $53,803 for the nine months ended September 30, 1997.

The Partnership realized a net loss of $85,187 for the nine months ended September 30, 1998, compared to a net loss of $142,082 for the nine months ended September 30, 1997. Net loss per unit of other limited partnership interest decreased from $12 to $7 for the 11,519 units outstanding for both periods. The decrease in net loss was primarily due to the Partnerships' share of profits from Local Limited Partnerships of $33,274 recognized in 1998, compared to the Partnerships' share of losses from Local Limited Partnerships of $53,803 recognized in 1997, partially offset by an increase in operating expenses. During the nine months ended September 30, 1998, the Partnership incurred operating expenses of

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




approximately $53,400 related to complying with SEC filing, auditing, and reporting and mailing requirements. The Partnership did not recognize $1,086,400 of its allocated share of losses from eight Local Limited Partnerships for the nine months ended September 30, 1998, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of operating losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $185,585 between periods, primarily due to a decrease in operating expenses.

The Partnership realized a net loss of $45,940 for the three months ended September 30, 1998, compared to a net loss of $54,784 for the three months ended September 30, 1997. Net loss per unit of other limited partnership interest decreased from $5 to $4 for the 11,519 units outstanding for both periods. The decrease in net loss was primarily due to the Partnerships' share of profits from Local Limited Partnerships of $2,600 recognized in 1998, compared to the Partnerships' share of losses from Local Limited Partnerships of $22,239 recognized in 1997, partially offset by an increase in operating expenses. During the three months ended September 30, 1998, the Partnership incurred operating expenses of approximately $16,500 related to complying with SEC filing, auditing, and reporting and mailing requirements. The Partnership did not recognize $446,015 of its allocated share of losses from eight Local Limited Partnerships for the three months ended September 30, 1998, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of operating losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $55,622 between periods, primarily due to a decrease in operating expenses.

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



                             NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                             ------------------------------------------
                             (Registrant)


                             By:  The National Housing Partnership,
                                  its sole General Partner


                             By:  National Corporation for Housing
                                  Partnerships, its sole General Partner



November 13, 1998            By:                   /s/
-----------------                 -------------------------------------------
                                  Troy D. Butts
                                  As Senior Vice President and Chief Financial
                                     Officer