Form 10-K405
period 1998-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 1999-04-07
CIK 731131

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                  ANNUAL REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998...............
                                     -----------------

                         Commission file number 0-13465
                                                -------


   NATIONAL HOUSING PARTNERSHIP REALTY FUND I (A MARYLAND LIMITED PARTNERSHIP)
   ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MARYLAND                                               52-1358879
                --------                                               ----------
     (State or other Jurisdiction of                                (I.R.S. Employer
     incorporation or organization)                                Identification No.)

9200 KEYSTONE CROSSING, SUITE 500 INDIANAPOLIS, IN                        46240
--------------------------------------------------                        -----
     (Address of principal executive offices)                           (Zip Code)



Registrant's telephone number, including area code:                          (317) 817-7500
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days prior to the date of filing. No market for the Registrant's limited partnership interests exists, and, therefore, a market value for such interests cannot be determined.

Documents incorporated by reference. NONE
                                     ----

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                         Page
                                                                         ----
Item 1.      Business                                                     2
Item 2.      Properties                                                   8
Item 3.      Legal Proceedings                                            8
Item 4.      Submission of Matters to a Vote of Security Holders          8


                                    PART II

Item 5.      Market for the Registrant's Partnership                      8
                Interests and Related Partnership Matters

Item 6.      Selected Financial Data                                      9
Item 7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       9

Item 7a.     Quantitative and Qualitative Disclosures About
                Market Risk                                               15

Item 8.      Financial Statements and Supplementary Data                  15
Item 9.      Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                    35

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant           36
Item 11.     Executive Compensation                                       38
Item 12.     Security Ownership of Certain Beneficial
                Owners and Management                                     38

Item 13.     Certain Relationships and Related Transactions               38


                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                       39

                                     PART I

INTRODUCTION

       The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Item 1. Business

       National Housing Partnership Realty Fund I (A Maryland Limited Partnership) (the "Partnership" or the "Registrant") was formed under the Maryland Revised Uniform Limited Partnership Act as of October 21, 1983. On May 25, 1984, the Partnership commenced offering 20,000 limited partnership interests, at a price of $1,000 per interest, through a public offering registered with the Securities and Exchange Commission (the Offering). The Offering was managed by Dean Witter Reynolds, Inc. and was terminated on November 29, 1984, with subscriptions for 11,519 limited partnership interests.

       On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

Receipt of HUD Subpoena/Tolling Agreement

       In October 1997, NHP received a subpoena from the Inspector General of the United States Department of Housing and Urban Development ("HUD") requesting documents relating to any agreement whereby NHP or any of its affiliates provides or has provided compensation to owners (or their affiliates) of HUD-assisted properties in connection with management of a HUD-assisted property (the "Transactions"). This matter has been disclosed in all filings by NHP with the Securities and Exchange Commission. Documents were produced which may have been responsive to the HUD subpoena and submitted to the HUD Inspector General in 1998.

       On or about February 26, 1998, Counsel for NHP and the U.S. government entered into a Tolling Agreement with respect to any applicable statues of limitations related to certain civil claims the government may have against NHP in connection with the Transactions. The Tolling Agreement expired in August 1998.

       NHP believes its operations are in compliance, in all material respects with all laws, rules, and regulations related to HUD-assisted or HUD-insured properties and has retained counsel in connection with NHP's response to the subpoena. Although no action has been initiated against NHP or AIMCO or, to AIMCO's knowledge, any owner of a HUD property managed by NHP or AIMCO, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects or otherwise have a material adverse affect on the results of operations of AIMCO.

       The Partnership's business is to hold limited partnership interests in ten limited partnerships (Local Limited Partnerships), each of which owns and operates a multi-family rental housing property (Properties) which receives one or more forms of assistance from the Federal Government.

       The Partnership acquired interests in the Local Limited Partnerships from sellers who originally developed the Properties. In each instance, NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to the Registrant's rights and obligations to make additional contributions or loans to Local Limited Partnerships.

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

       The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:

           SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
      IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND I HAS AN INVESTMENT

                                                                                  Units Authorized          Occupancy
                                                           Financed, Insured         for Rental         Percentage for the
     Property Name, Location and              Number        and Subsidized        Assistance Under         Year Ended
          Partnership Name                   of Units            Under             Section 8 (B)        December 31, 1998
---------------------------------------      --------      -----------------      ----------------      ------------------
Fairmeadows                                    200              (A)                       -                    99%
   Duncanville, Texas
   (Fairmeadows Limited Partnership)
Forest Green                                   100              (A)                       85                   95%
   Gainesville, Florida
   (Forest Green Limited Partnership)
Howard F. Robbins Tower                        191              (A)                      183                  100%
   Mayfield Heights, Ohio
   (Gates Mills I Limited Partnership)         100              (A)                       95                   98%
Lakeview Apartments
   Fresno, California

                                                           Financed, Insured         for Rental         Percentage for the
     Property Name, Location and              Number        and Subsidized        Assistance Under         Year Ended
          Partnership Name                   of Units            Under             Section 8 (B)        December 31, 1998
---------------------------------------      --------      -----------------      ----------------      ------------------
   (Griffith Limited Partnership)
Northgate Village                              150              (A)                       49                   99%
   Columbus, Georgia
   (Northgate Village Limited
   Partnership)
Parker Square                                  175              (A)                      113                  100%
   Houston, Texas
   (Southward Limited Partnership)
San Jose                                       220              (A)                      220                  100%
   San Antonio, Texas
   (San Jose Limited Partnership)
Southridge                                     232              (A)                      174                   98%
   Austin, Texas
   (Southridge Apartments Limited
    Partnership)
Talladega Downs                                100              (A)                      100                  100%
   Talladega, Alabama
   (Hurbell IV Limited Partnership)
Village Green                                  100              (A)                       77                   97%
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

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,096 units, 70 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

       The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                         Subsidized Units             Subsidized Units
                                           Expiring as a                Expiring as a
                      Number            Percentage of Total             Percentage of
                     of Units            Subsidized Units               Total Units
                     --------           -------------------           ----------------
      1999               906                    83%                          58%
      2000                76                     7%                           5%
Thereafter               114                    10%                           7%
                       -----                   ---                           --

     Total             1,096                   100%                          70%
                       =====                   ===                           ==

       Of the units (1,096 in total) receiving rent subsidies from Section 8, 906 of the units have their contracts expiring during the year ending December 31, 1999. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year, (2) opt out of the contract, or (3) enter into the Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships.

REGULATION

     General

       Multifamily apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws effecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect the Partnership's cash flow from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multi-family housing may reduce rental revenue or increase operating costs in particular markets.

     HUD Approval and Enforcement

       A significant number of properties owned by the Partnership are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties. In the event of instances of unsatisfactory performances or regulatory violations, the HUD office with jurisdiction over the applicable property has the authority to enter a "flag" into the computerized 2530 Clearance system. If one or more flags have been entered, a decision whether to grant 2530 Clearance is then subject to review by HUD's Multifamily Participation Review Committee in Washington, D.C. (the 2530 Committee). As a result of certain mortgage defaults and unsatisfactory ratings received by NHP Incorporated in years prior to its acquisition by AIMCO in December, 1997, HUD believes that the 2530 Committee must review any application for 2530 Clearance filed by AIMCO. On December 18, 1998, AIMCO received approval of approximately fifty 2530 applications and had no unresolved flags in the 2530 system as of December 31, 1998.

       AIMCO believes that the 2530 Committee will continue to apply the 2530 Clearance process to large management portfolios such as AIMCO's with discretion and flexibility. While there can be no assurance, AIMCO believes that the unsatisfactory reviews and the mortgage defaults will not have a material impact on its results of operations or financial condition.

     Laws Benefiting Disabled Persons

       Under the Americans with Disabilities Act of 1990, all places of public accommodations are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional Federal, state and local laws may also require modifications to the Properties, or restrict certain further renovations of the Properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988 requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, it may incur unanticipated expenses to comply with these laws.

     Regulation of Affordable Housing

       As of December 31, 1998, the Partnership held an equity interest in 10 properties that benefit from government programs intended to provide housing to people of low or moderate incomes. These programs, which are usually administered by the HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition to the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, a sale of the property may become necessary, which could result in a loss of the Partnership's interest in the property, as well as any benefits flowing from the property. The Partnership must obtain the approval of HUD in order to acquire a significant interest in a HUD-assisted or HUD-insured property. The Partnership can make no assurance that it will always receive such approval.

     Environment

       Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impart liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and the Partnership's ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability for the cost of removal or remediation of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership or operation of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties or properties it may acquire in the future.

       Management believes that the Partnership's properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

     Notes Payable

       As discussed in Note 7 to the combined financial statements, eight of the Local Limited Partnerships in which the Partnership has invested have notes payable which are due the original owner of each Property. With the exception of Fairmeadows and Southridge, these notes are due between 1997 and 1999, with the Griffith and Southward notes currently being in default. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. In the event of a default on the notes, the noteholders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

       The Fairmeadows and Southridge notes were originally due on September 24, 1994 and October 18, 1994, respectively. On September 10, 1996, the Fairmeadows and Southridge Limited Partnerships and the note holders entered into Modification, Renewal and Extension of Liens Agreements (the "Agreements") effective retroactively to

December 31, 1995. The Agreements extended the maturity of the Fairmeadows and Southridge notes to December 1, 2011. Interest on the notes continues to accrue at 10% and is due and payable at maturity; provided, however, that minimum annual installments of interest are paid on or before December 31 of each year, beginning December 31, 1995, and continuing annually thereafter until December 31, 2010. The minimum annual installments of interest have been paid on a timely basis for 1996, 1997 and 1998 under the terms of the Agreement (as discussed in Note 3 to the Partnership's Financial Statements). Such minimum annual installments increase each year beginning in 1997, by not less than 2.5% and not more than 5%, based on the Consumer Price Index for All Urban Consumers (CPI-U).

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

       Griffith Limited Partnership's note payable and related accrued interest became due on October 31, 1997, with a balance of $2,727,569 at December 31, 1998. In 1997, the general partner was negotiating with the noteholders to extend the agreement to October 31, 1999. However, as of December 31, 1998, adequate approval of the proposed extension by a sufficient number of noteholders has not been secured and the notes are in default. Continuation of Griffith Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of these notes, repay the notes or obtain other long-term financing to repay the notes.

       Southward Limited Partnership's note payable and related accrued interest became due on October 4, 1998, with a balance of $3,670,228 at December 31, 1998. As of December 31, 1998, Southward Limited Partnership has not renegotiated the terms of the notes including the extension of the due date and is therefore in default. Continuation of Griffith Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of these notes, repay the notes or obtain other long-term financing to repay the notes.

       Northgate Village, San Jose, Gates Mills I and Hurbell IV Limited Partnerships have notes payable to former owners due on July 26, 1999, August 29, 1999, October 1, 1999 and November 9, 1999, respectively, with balances of $969,000, $1,698,822, $2,667,000 and $648,064, respectively, plus accrued interest of $1,398,280, $2,436,140, $3,799,375 and $827,160 at December 31,
1998. There is no assurance that the Partnership will be able to satisfy these notes at maturity. As of December 31, 1998, the Limited Partnerships have not renegotiated the terms of the notes including the extension of the due date. Continuation of Northgate Village, San Jose, Gates Mills I and Hurbell IV Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity dates of these notes, repay the notes or obtain other long-term financing to repay the notes.

       On October 2, 1995, Forest Green and Village Green Limited Partnerships entered into a discount buyout agreement for early settlement of their notes payable and related accrued interest payable. The agreements provide for a total buyout amount of $175,000 per Local Limited Partnership, payable in two installments. The first installments of $120,000 each, which were applied against accrued interest on the notes payable, were paid upon execution of the agreements. The final installments of $55,000 each were paid on May 1, 1996. The first installments were paid with $104,395 and $40,375, respectively, in available surplus cash and $15,605 and $79,625, respectively in proceeds from a Partnership loan. The final installments were paid with $55,000 and $31,291, respectively, in available surplus cash, and $23,709 in proceeds from partner loans. The balance of the notes payable and related accrued interest of $1,367,660 and $1,378,734, respectively, were relieved and recognized as an extraordinary gain in 1996 (see Note 3 to the Partnership's Financial Statements).

     Ownership Percentages

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 1998.

                                 NHP Realty Fund I           Original Cost
                                    Percentage               of Ownership            Mortgage            Notes Payable and
     Partnership                     Interest                  Interest               Notes              Accrued Interest
----------------------           -----------------           -------------           --------            -----------------
Fairmeadows L.P.                        99%                   $1,090,611            $1,778,541              $5,140,964
Forest Green L.P.                       99%                      419,918               888,053                     -
Gates Mills I L.P.                      98%                    1,560,737             2,096,126               6,466,375
Griffith L.P.                           99%                      631,329               941,951               2,727,569
Northgate Village L.P.                  99%                      620,869             1,295,693               2,367,280
Southward L.P.                          99%                      916,991             1,439,824               3,670,228
San Jose L.P.                           99%                    1,155,959             1,883,233               4,134,962
Southridge Apts. L.P.                   99%                    1,343,517             2,082,034               5,317,082
Hurbell IV L.P.                         99%                      372,361             1,004,278               1,475,224
Village Green L.P.                      99%                      429,704               770,374                     -

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

        (b) As of December 31, 1998, there were 1,111 registered holders of 11,519 limited partnership interests (in addition to 1133 Fifteenth Street Associates - See Note 1).

        (c) No cash dividends or distributions have been declared from the inception of the Partnership to December 31, 1998.

Item 6. Selected Financial Data

                                                                            Year Ended December 31,
                                             ------------------------------------------------------------------------------------
                                                  1998             1997              1996              1995              1994
                                                  ----             ----              ----              ----              ----
Share of profits (losses) from Local
     Limited Partnerships (A)                  $   32,298       $  (27,003)       $   20,779         $     -           $     -


Other revenue and expenses:
     Interest income                               18,262            3,926            25,430            38,532             1,097
     Loss on investment in Local
        Limited Partnerships                          -                -                 -             (95,230)           (2,300)
     Distributions in excess of
        investment in Local Limited
        Partnerships                               19,104           13,785            95,573            65,099            91,746
     Partnership operating expenses              (168,408)        (137,021)         (140,957)         (135,627)         (139,341)
                                                ---------        ---------         ---------          --------          --------

(Loss) profit before extraordinary item           (98,744)        (146,313)              825          (127,226)          (48,798)

Extraordinary item - share of gain on
  extinguishment of debt                              -                -           1,763,685               -                 -
                                                ---------        ---------         ---------          --------          --------

Net (loss) profit                              $  (98,744)      $ (146,313)       $1,764,510         $(127,226)        $ (48,798)
                                                =========        =========         =========          ========          ========

Net (loss) profit per unit of other
   limited partnership interest based on
   units outstanding during the period         $       (8)      $      (12)       $      150 (B)     $     (11)        $      (4)
                                                =========        =========         =========          ========          ========

Total assets, at December 31                   $1,813,231       $1,807,058        $1,870,129         $  12,313         $  47,636
                                                =========        =========         =========          ========          ========

Cash distributions per unit of
   limited partnership interest                $      -         $      -          $      -           $     -           $     -
                                                =========        =========         =========          ========          ========

(A) The Partnership holds limited partnership interests in the Local Limited Partnerships, and since its liability for obligations is limited to its original investment, its investment account is not reduced below zero (creating a liability) for the investments in Local Limited Partnerships. As a result, during 1998, 1997, 1996, 1995, and 1994, $1,056,758, $1,354,116, $2,184,536, $1,751,781 and $1,604,334,
        respectively, of losses from eight, eight, eight, eight, and ten Local Limited Partnerships have not been recognized by the Partnership.

(B) Profit of $150 per other limited partnership interest attributed solely to extraordinary gain.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

       The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

       Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

       The Managing Agent's plan to resolve Year 2000 issues involves four
Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

       During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

       The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

       The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

       During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

       The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

       The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

       The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

       Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

       The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

       The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

       The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

       The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

       The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

       The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

       The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

       In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

       The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

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

       As discussed in Note 7 to the combined financial statements, eight of the Local Limited Partnerships in which the Partnership has invested have notes payable to the original owner of each Property. With the exception of Fairmeadows and Southridge, these notes are due between 1997 and 1999, with the Griffith and Southward notes currently being in default. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. In the event of a default on the notes, the noteholders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

       The Fairmeadows and Southridge notes were originally due on September 24, 1994 and October 18, 1994, respectively. On September 10, 1996, the Fairmeadows and Southridge Limited Partnerships and the note holders entered into Modification, Renewal and Extension of Liens Agreements (the "Agreements") effective retroactively to December 31, 1995. The Agreements extended the maturity of the Fairmeadows and Southridge notes to December 1, 2011. Interest on the notes continues to accrue at 10% and is due and payable at maturity; provided, however, that minimum annual installments of interest are paid on or before December 31 of each year, beginning December 31, 1995, and continuing annually thereafter until December 31, 2010. The minimum annual installments of interest have been paid on a timely basis for 1995, 1996, 1997 and 1998 under the terms of the Agreement (as discussed in Note 3 to the Partnership's Financial Statements). Such minimum annual installments increase each year beginning in 1997, by not less than 2.5% and not more than 5%, based on the Consumer Price Index for All Urban Consumers (CPI-U).

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

       Griffith Limited Partnership's note payable and related accrued interest became due on October 31, 1997, with a balance of $2,727,569 at December 31, 1998. In 1997, the general partner was negotiating with the noteholders to extend the agreement to October 31, 1999. However, as of December 31, 1998, adequate approval of the proposed extension by a sufficient number of noteholders has not been secured and the notes are in default. Continuation of Griffith Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of these notes, repay the notes or obtain other long-term financing to repay the notes.

       Southward Limited Partnership's note payable and related accrued interest became due on October 4, 1998, with a balance of $3,670,228 at December 31, 1998. As of December 31, 1998, Southward Limited Partnership has not renegotiated the terms of the notes including the extension of the due date and is therefore in default. Continuation of Griffith Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of these notes, repay the notes or obtain other long-term financing to repay the notes.

       Northgate Village, San Jose, Gates Mills I and Hurbell IV Limited Partnerships have notes payable due on July 26, 1999, August 29, 1999, October 1, 1999 and November 9, 1999, respectively, with balances of $969,000, $1,698,822, $2,667,000 and $648,064, respectively, plus accrued interest of $1,398,280, $2,436,140, $3,799,375 and $827,160 at December 31, 1998. There is
no assurance that the Partnership will be able to satisfy these notes at maturity. As of December 31, 1998, the Limited Partnerships have not renegotiated the terms of the notes including the extension of the due date. Continuation of Northgate Village, San Jose, Gates Mills I and Hurbell IV Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity dates of these notes, repay the notes or obtain other long-term financing to repay the notes.

       On October 2, 1995, Forest Green and Village Green Limited Partnerships entered into a discount buyout agreement for early settlement of their notes payable and related accrued interest payable. The agreements provide for a total buyout amount of $175,000 per Local Limited Partnership, payable in two installments. The first installments of $120,000 each, which were applied against accrued interest on the notes payable, were paid upon execution of the agreements. The final installments of $55,000 each were paid on May 1, 1996. The first installments were paid with $104,395 and $40,375, respectively, in available surplus cash and $15,605 and $79,625, respectively in proceeds from a Partnership loan. The final installments were paid with $55,000 and $31,291, respectively, in available surplus cash, and $23,709 in proceeds from partner loans. The balance of the notes payable and related accrued interest of $1,367,660 and $1,378,734, respectively, were relieved and recognized as an extraordinary gain in 1996 (see Note 3 to the Partnership's Financial Statements).

       During 1996, the Partnership advanced $23,472 to one Local Limited Partnerships to fund the early settlement of their notes payable. During 1998 and 1997, no advances were made by the Partnership to Local Limited Partnerships. Repayments of advances of $7,146, $2,639 and $36,612 and accrued interest of $17,651, $3,004 and $24,277 were received from two, one and two Local Limited Partnerships during 1998, 1997 and 1996, respectively.

       During 1998, 1997 and 1996, the General Partner advanced $100,888, $124,368 and $178,562 to five, ten, and five Local Limited Partnerships, respectively, to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). During 1998, 1997 and 1996, three, three and two Local Limited Partnerships, respectively, made payments of principal of $4,331, $13,961 and $25,415 and interest of $41,110, $5,622 and $2,587. At December 31, 1998 and 1997, the balance owed to the General Partner by ten and nine Local Limited Partnerships was $422,631 and $326,072, respectively. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998.

       Net cash used in operations for the year ended December 31, 1998 was $35,628 compared to $35,111 in 1997 and compared to cash provided by operations for the year ended December 31, 1996 of $38,786. The decrease in cash from operations from 1997 to 1998 was a result of an increase in operating expenses paid from 1997 to 1998, partially offset by an increase interest on advances received from Local Limited Partnerships during 1998. The decrease in cash from operations from 1996 to 1997 was a result of a decrease in distributions in excess of investment in and interest received on advances to Local Limited Partnerships during 1997.

       Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, investment carrying values for each of the Local Limited Partnerships has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. Cash distributions of $11,958, $11,146 and $70,918 were received from one, one and three Local Limited Partnerships during the years ended December 31, 1998, 1997 and 1996, respectively. The receipt of these distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

       There was no cash and cash equivalents at December 31, 1998. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 1998, is dependent on distributions from recurring operations received from the Local Limited Partnerships, and proceeds from the sales or refinancings of the underlying properties. Total distributions received from Local Limited Partnerships increased to $11,958 in 1998 from $11,146 which was a decrease from $70,918, in 1996. The Partnership's only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

       During 1998 and 1996, the General Partner advanced $2,357 and $9,911, respectively, to the Partnership to pay operating expenses. During 1997, repayments of principal and interest of $3,596 and $2,047, respectively were made by the Partnership to the General Partner. No repayments were made by the Partnership during 1998 and 1996. Interest is charged on borrowing at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998. Interest accrued for the years ended December 31, 1998, 1997 and 1996 was $698, $1,203 and $844, respectively, which is included in other operating expenses on the Partnership's Statement of Operations.

       As of December 31, 1998, the Partnership owes the General Partner $916,356 for administrative and reporting services performed. During the years ended December 31, 1998, 1997 and 1996, no payments were made by the Partnership to the General Partner for administrative and reporting services. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather, the payment of the unpaid administrative and reporting fees and other advances to the General Partner will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Results of Operations

       The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. Due to the use of the equity method of accounting as discussed in Note 1 to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the profits or losses of the Local Limited Partnerships. As of December 31, 1995, the Partnership had no carrying basis in any of the Local Limited Partnerships and reflected no share of losses for Local Limited Partnerships in 1995. However, during the year ended December 31, 1996, Forest Green and Village Green Limited Partnerships completed discounted buyout agreements for early settlement of their notes payable and related accrued interest payable to former owner, resulting in gains of $1,367,660 and $1,378,734, respectively, for the two Local Limited Partnerships. As a result, the Partnership has recorded its share of profit and gain on extinguishment of debt of $20,779 and $1,763,685, respectively, net of previously unrecorded losses of $918,193, in the two Local Limited Partnerships for the year ended December 31, 1996. The Partnership has recorded its share of losses of $27,003 in the two Local Limited Partnerships for the year ended December 31, 1997. The Partnership has recorded its net share of profits of $32,298 in the two Local Limited Partnerships for the year ended December 31, 1998.

       The Partnership realized a net loss of $98,744 for the year ended December 31, 1998, compared to a net loss of $146,313 for the year ended December 31, 1997. Net loss per unit of limited partnership interest decreased from $12 to $8 for the 11,519 units outstanding for both periods. The decrease in net loss was primarily due to the change in share of profits and losses from Local Limited Partnerships and an increase in distributions received in excess of investment in and advances to Local Limited Partnerships and interest received on advances to Local Limited Partnerships.

       The Partnership did not recognize $1,056,758 of its allocated share of losses from eight Local Limited Partnerships for the year ended December 31, 1998, as the Partnership's net carrying basis in them was reduced to zero in a prior year (see Note 3 to the Partnership's financial statements). The Partnership's share of profits and losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased by $356,659 between years. The decrease was due primarily to a decrease in operating expenses from 1997 to 1998.

       The Partnership realized a net loss of $146,313 for the year ended December 31, 1997, compared to a net profit before extraordinary item of $825 for the year ended December 31, 1996. Net loss per unit of limited partnership interest was $12 compared to a net profit per unit of $150 for the 11,519 units outstanding for both periods. The increase in net loss before extraordinary item was primarily due to the change in share of profits and losses from Local Limited Partnerships and a decrease in distributions received in excess of investment in and advances to Local Limited Partnerships and interest received on advances to Local Limited Partnerships. Additionally, the Partnership recognized a gain from extinguishment of debt of $1,763,685 due to the early settlement of the notes payable for Village Green and Forest Green during the year ended December 31, 1996. There was no such gain recognized during the year ended December 31, 1997.

       The Partnership did not recognize $1,354,116 of its allocated share of losses from eight Local Limited Partnerships for the year ended December 31, 1997, as the Partnership's net carrying basis in them was reduced to zero in a prior year (see Note 3 to the Partnership's financial statements). The Partnership's share of profits and losses from the Local Limited Partnerships, if not limited to its investment account balance, would have changed by $1,900,542 between years. The decrease was due primarily to the gain on extinguishment of debt recognized by two Local Limited Partnerships during 1996, partially offset by an impairment loss on rental property recognized by one Local Limited Partnership during 1996 (as discussed in Note 3 to the Partnership's financial statements). No such extraordinary gain or impairment loss was recognized during 1997.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

       The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. Based on interest rates at December 31, 1998, a 1% increase or decrease in market rates would not have a material impact on the Partnership.

Item 8. Financial Statements and Supplementary Data

       The financial statements and supplementary schedule of the Partnership are included on pages 16 through 35 of this report.

                          Independent Auditors' Report


To The Partners of
   National Housing Partnership Realty Fund I
Indianapolis, Indiana


We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund I (the Partnership) as of December 31, 1998, and the related statements of operations, partners' equity (deficit), and cash flows for the year then ended, and the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. We did not audit the financial statements of Gates Mills I Limited Partnership (investee of the Partnership). The accompanying statement of operations includes $12,201 of distributions in excess of investment from this investee for the year ended December 31, 1998. The financial statements of this investee were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for this investee, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund I as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 7 to the financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. In addition, certain Local Partnerships' notes payable are due in 1999. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Ernst & Young  LLP
Indianapolis, Indiana
February 22, 1999

Independent Auditors' Report


To The Partners of
   National Housing Partnership Realty Fund I
Indianapolis, IN


We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund I (the Partnership) as of December 31, 1997, and the related statements of operations, partners' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1997, and
Schedule III listed in the Index at Item 14 for the two years in the period ended December 31, 1997. These financial statements and Schedule III are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and Schedule III based on our audits. We did not audit the financial statements of Hurbell IV Limited Partnership and Gates Mills I Limited Partnership (investees of the Partnership) for the years ended December 31, 1997 and 1996. The Partnership's equity in the net assets of these investees has been reduced to zero in accordance with the equity method of accounting. The accompanying statement of operations includes $11,146 and $21,342 of revenue from distributions in excess of investment from these two investees for the years ended December 31, 1997 and 1996, respectively. The financial statements do not include any equity, or other earnings or losses from these investees for the year ended December 31, 1997. The financial statements of these investees were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to amounts included for these investees, is based solely upon the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997, and the results of its operations and cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of the other auditors, such
Schedule III, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3, the accompanying 1997 information presented therein has been restated.


Deloitte & Touche LLP
McLean, VA
March 3, 1998
(February 22, 1999 as to Note 3)

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                        STATEMENTS OF FINANCIAL POSITION

                                                                        December 31,
                                                   -----------------------------------------------------
                                                           1998                             1997
                                                           ----                             ----
                                                 ASSETS
                                                 ------
Cash and cash equivalents (Note 2)                      $    -                           $   26,125
Investments in and advances to Local Limited
  Partnerships (Note 3)                                  1,813,231                        1,780,933
                                                         ---------                        ---------

                                                        $1,813,231                       $1,807,058
                                                         =========                        =========

                                LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                                ------------------------------------------

Liabilities:
     Administrative and reporting
        fees payable to General Partner (Note 4)        $  916,356                       $  829,964
     Due to General Partner (Note 4)                         8,672                            6,315
     Accrued interest on partner loans (Note 4)                698                            -
     Accrued expenses                                       55,680                           40,210
                                                         ---------                        ---------

                                                           981,406                          876,489
                                                         ---------                        ---------

Partners' equity (deficit):
     General Partner - The National
        Housing Partnership (NHP)                          (87,047)                         (86,059)
     Original Limited Partner -
        1133 Fifteenth Street Associates                   (91,947)                         (90,959)
     Other Limited Partners - 11,519
        investment units                                 1,010,819                        1,107,587
                                                         ---------                        ---------

                                                           831,825                          930,569
                                                         ---------                        ---------

                                                        $1,813,231                       $1,807,058
                                                         =========                        =========

                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                           Years Ended December 31,
                                                        -------------------------------------------------------------
                                                            1998                    1997                     1996
                                                            ----                    ----                     ----
REVENUES:
     Share of profits from Local Limited
        Partnerships (Note 3)                           $     32,298             $     -                   $   20,779
     Interest income                                             611                     922                    1,153
     Interest received on advances to Local
        Limited Partnerships (Note 3)                         17,651                   3,004                   24,277
     Distributions in excess of investment in
        Local Limited Partnership (Note 3)                    19,104                  13,785                   95,573
                                                         -----------              ----------                ---------

                                                              69,664                  17,711                  141,782
                                                         -----------              ----------                ---------
COSTS AND EXPENSES:
     Share of losses from Local Limited
        Partnerships (Note 3)                                  -                      27,003                    -
     Administrative and reporting fees to
        General Partner (Note 4)                              86,392                  86,392                   86,392
     Interest expense on loan from
        General Partner (Note 4)                                 698                   1,203                      844
     Other operating expenses                                 81,318                  49,426                   53,721
                                                         -----------              ----------                ---------

                                                             168,408                 164,024                  140,957
                                                         -----------              ----------                ---------

(LOSS) PROFIT BEFORE EXTRAORDINARY
   ITEM                                                      (98,744)               (146,313)                     825

EXTRAORDINARY ITEM - SHARE OF GAIN ON
   EXTINGUISHMENT OF DEBT (Note 3)                             -                       -                    1,763,685
                                                         -----------              ----------                ---------

NET (LOSS) PROFIT                                       $    (98,744)            $  (146,313)              $1,764,510
                                                         ===========              ==========                =========

ALLOCATION OF NET (LOSS) PROFIT:
     General Partner - NHP                              $       (988)            $    (1,463)              $   17,645
     Original Limited Partner -
        1133 Fifteenth Street Associates                        (988)                 (1,463)                  17,645
     Other Limited Partners - 11,519
        investment units                                     (96,768)               (143,387)               1,729,220
                                                         -----------              ----------                ---------

                                                        $    (98,744)            $  (146,313)              $1,764,510
                                                         ===========              ==========                =========

NET (LOSS) PROFIT PER OTHER LIMITED
     PARTNERSHIP INTEREST (Note 3)
        Before extraordinary item                       $         (8)            $       (12)              $    -
        Extraordinary item                                     -                       -                          150
                                                         -----------              ----------                ---------

         Net (loss) profit                              $         (8)            $       (12)              $      150
                                                         ===========              ==========                =========

                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                       The
                                    National                  1133
                                    Housing                 Fifteenth                   Other
                                   Partnership               Street                    Limited
                                      (NHP)                Associates                 Partners                Total
                                   -----------             ----------                 --------               -------
Equity (deficit) at
   January 1, 1996                 $(102,241)                $(107,141)              $ (478,246)              $ (687,628)

Net profit                            17,645                    17,645                1,729,220                1,764,510
                                    --------                  --------                ---------                ---------

Equity (deficit) at
   December 31, 1996                 (84,596)                  (89,496)               1,250,974                1,076,882

Net loss                              (1,463)                   (1,463)                (143,387)                (146,313)
                                    --------                  --------                ---------                ---------

Equity (deficit) at
   December 31, 1997                 (86,059)                  (90,959)               1,107,587                  930,569

Net loss                                (988)                     (988)                 (96,768)                 (98,744)
                                    --------                  --------                ---------                ---------

Equity (deficit) at
   December 31, 1998               $ (87,047)                $ (91,947)              $1,010,819               $  831,825
                                    ========                  ========                =========                =========

Percentage interest at
   December 31,1996,
   1997 and 1998                           1%                       1%                       98%
                                    ---------                 --------                ----------

                                           (A)                     (B)                       (C)
                                    ==========                ========                ==========

(A)    General Partner

(B)    Original Limited Partner

(C)    Consists of 11,519 investment units

                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                         Years Ended December 31,
                                                                         -------------------------------------------------------
                                                                          1998                     1997                    1996
                                                                          ----                     ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                                $       611              $       922             $     1,153
     Interest received on advances to Local Limited
        Partnerships                                                       17,651                    3,004                  24,277
     Distributions in excess of investment
        in Local Limited Partnerships                                      11,958                   11,146                  70,918
     Interest paid on loan from General Partner                             -                       (2,047)                  -
     Operating expenses paid                                              (65,848)                 (48,136)                (57,562)
                                                                       ----------               ----------              ----------

     Net cash (used in) provided by operating activities                  (35,628)                 (35,111)                 38,786
                                                                       ----------               ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Advances to Local Limited Partnerships                                 -                        -                     (23,472)
     Repayment of advances to Local Limited Partnerships                    7,146                    2,639                  36,612
                                                                       ----------               ----------              ----------

     Net cash provided by investing activities                              7,146                    2,639                  13,140
                                                                       ----------               ----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from General Partner                                          2,357                    -                       9,911
     Repayment of loans to General Partner                                  -                       (3,596)                  -
                                                                       ----------               ----------              ----------

     Net cash provided by (used in) financing activities                    2,357                   (3,596)                  9,911
                                                                       ----------               ----------              ----------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                            (26,125)                 (36,068)                 61,837

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                                 26,125                   62,193                     356
                                                                       ----------               ----------              ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $     -                  $    26,125             $    62,193
                                                                       ==========               ==========              ==========

RECONCILIATION OF NET (LOSS) PROFIT TO NET CASH
  (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) profit                                                     $   (98,744)             $  (146,313)            $ 1,764,510
                                                                       ----------               ----------              ----------
Adjustments to reconcile net (loss) profit to net cash
  (used in) provided by operating activities:
   Share of gain on extinguishment of debt                                  -                        -                  (1,763,685)
   Share of (profits) losses from Local Limited Partnerships              (32,298)                  27,003                 (20,779)
   Repayment of advances to Local Limited Partnerships                     (7,146)                  (2,639)                (36,612)
   Increase in administrative and reporting
     fees payable to General Partner                                       86,392                   86,392                  86,392
   Decrease in distribution receivable                                      -                        -                      11,957
   Increase (decrease) in accrued interest
     on partner loans                                                         698                     (844)                    844
   Increase (decrease) in accrued expenses                                 15,470                    1,290                  (3,841)
                                                                       ----------               ----------              ----------

        Total adjustments                                                  63,116                  111,202              (1,725,724)
                                                                       ----------               ----------              ----------

   Net cash (used in) provided by operating activities                $   (35,628)             $   (35,111)            $    38,786
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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.     SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

       Organization

       National Housing Partnership Realty Fund I (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of Maryland under the Maryland Revised Uniform Limited Partnership Act on October 21, 1983. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships (Local Limited Partnerships), each of which owns and operates an existing rental housing project which is financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development (HUD). On May 25, 1984, inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

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

       On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

       Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

2.     CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of the following:

                                                      December 31,
                                             -----------------------------

                                                1998               1997
                                               ------             ------
Cash in demand accounts                       $    -             $   351
Money market account                               -              25,774
                                               ------             ------
                                              $    -             $26,125
                                               ======             ======

3.     INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

       The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships: Fairmeadows Limited Partnership, Forest Green Limited Partnership, Griffith Limited Partnership, Northgate Village Limited Partnership, Southward Limited Partnership, San Jose Limited Partnership, Southridge Apartments Limited Partnership, Hurbell IV Limited Partnership and Village Green Limited Partnership. Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of December 31, 1995, investments in all ten of the Local Limited Partnerships had been reduced to zero. However, during 1996, Forest Green and Village Green Limited Partnerships completed discounted

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)

buyout agreements for early settlement of their notes payable to the former owner and related accrued interest payable, resulting in gains of $1,367,660 and $1,378,734, respectively, for the two Local Limited Partnerships. As a result, the Partnership has recorded its share of profits and gain on extinguishment of debt, net of previously unrecorded losses of $918,193, in the two Local Limited Partnerships which amounted to $20,779 and $1,763,685, respectively, for the year ended December 31, 1996. Its share of net losses from both Local Limited Partnerships was $27,003 for the year ended December 31, 1997. Its share of net profits from both Local Limited Partnerships was $32,298 for the year ended December 31, 1998. The Partnership did not recognize $1,056,758, $1,354,116 and $2,184,536 of losses from eight Local Limited Partnerships during 1998, 1997 and 1996, respectively. As of December 31, 1998 and 1997, the Partnership has not recognized $16,720,849 and $15,664,091, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

       Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at December 31, 1998 and 1997, for eight Local Limited Partnerships. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances remain due and payable to the Partnership. Interest is calculated at the Chase Manhattan prime rate plus 2% (9.75% at December 31, 1998). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

       During 1996, the Partnership advanced $23,472 to one Local Limited Partnership to fund the early settlement of their notes payable. During 1998 and 1997, the Partnership made no advances for working capital purposes. Repayments of advances of $7,146, $2,639 and $36,612 and accrued interest of $17,651, $3,004 and $24,277 were received from two, one and two Local Limited Partnerships during 1998, 1997 and 1996, respectively. At December 31, 1998, the amount owed to the Partnership for working capital advances to Local
Limited Partnerships amounted to $369,805.

       Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 1998 and 1997, and the combined results of operations for each of the three years in the period ended December 31, 1998, are provided on the following page. As further discussed below, the combined statements of financial position and results of operations as of and for the year ended December 31, 1997 have been restated.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                           COMBINED FINANCIAL POSITION
                        OF THE LOCAL LIMITED PARTNERSHIPS

                                                                       December 31,
                                                        -------------------------------------------
                                                            1998                           1997
                                                            ----                           ----
                                                                                       (As restated)
Assets:
    Land                                                $  3,583,996                   $  3,559,204
    Buildings and improvements,
      net of accumulated depreciation
      of $14,886,700 and $13,731,485                      24,664,984                     25,505,976
    Other assets                                           4,133,272                      3,938,782
                                                         -----------                    -----------

                                                        $ 32,382,252                   $ 33,003,962
                                                         ===========                    ===========
Liabilities and Partners' Deficit:
   Liabilities:
     Mortgage notes payable                             $ 14,180,107                   $ 14,781,365
     Notes payable                                        12,806,307                     12,806,307
     Accrued interest on notes payable                    18,493,377                     17,422,964
     Other liabilities                                     2,726,039                      2,766,228
                                                         -----------                    -----------

                                                          48,205,830                     47,776,864
Partners' Deficit:
   National Housing Partnership Realty Fund I            (15,532,567)                   (14,496,149)
   Other partners                                           (291,011)                      (276,753)
                                                         -----------                    -----------

                                                         (15,823,578)                   (14,772,902)
                                                         -----------                    -----------

                                                        $ 32,382,252                   $ 33,003,962
                                                         ===========                    ===========

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)

                         COMBINED RESULTS OF OPERATIONS
                        OF THE LOCAL LIMITED PARTNERSHIPS

                                                                              Years Ended December 31,
                                                           ------------------------------------------------------------
                                                              1998                     1997                    1996
                                                              ----                     ----                    ----
                                                                                   (As restated)
Revenue                                                    $ 7,594,874              $ 7,581,257             $ 7,661,926
                                                            ----------               ----------              ----------

Expenses:
   Operating expenses                                        6,092,252                6,429,402               6,390,391
   Financial expenses                                           99,396                  108,359                 141,715
   Interest notes payable                                    1,286,483                1,263,225               1,732,512
   Depreciation                                              1,155,215                1,178,810               1,166,244
   Impairment loss on rental property                            -                        -                     455,845
                                                            ----------               ----------              ---------

     Total expenses                                          8,633,346                8,979,796               9,886,707
                                                            ----------               ----------              ----------

   Loss before extraordinary item                           (1,038,472)              (1,398,539)             (2,224,781)
   Gain on extinguishment of debt                                -                        -                   2,746,394
                                                            ----------               ----------              ----------
   Net (loss) profit                                       $(1,038,472)             $(1,398,539)            $   521,613
                                                            ==========               ==========              ==========

Subsequent to the issuance of the combined financial statements of the Local Limited Partnerships for the year ended December 31, 1997, the Local Limited Partnerships' management determined that interest expense with respect to one of the Local Limited Partnerships was overstated by $147,900. As a result, the disclosures contained herein have been restated from the amounts previously reported to reflect the appropriate interest expense on the Local Limited Partnerships for the year ended December 31, 1997. The significant effects of the restatement on Note 3 are as follows:

                                         As Previously Reported         As Restated
                                         ----------------------         -----------
As of December 31, 1997
-----------------------
Accrued interest on notes payable        $17,570,864                    $17,422,964

Partners' deficit:
   National Housing Partnership          (14,642,571)                   (14,496,149)
   Realty Fund I

   Other Partners                           (278,231)                      (276,753)


For the Year Ended December 31, 1997
------------------------------------
Interest on notes payable                  1,411,125                      1,263,225
Net loss                                  (1,546,439)                    (1,398,539)

Since the Partnership's investment in the affected Local Limited Partnership had previously been reduced to zero, this restatement has no effect on the financial statements of the Partnership as of December 31, 1997 and for the year then ended, other than the aforementioned disclosures contained herein.

       The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Each Local Limited Partnership was formed during 1984 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 of the National Housing Act. During the year ended December 31, 1998, all of the projects received a substantial amount of rental assistance from HUD.

       For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,096 units, 70 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)

Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

       The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                                            Subsidized Units                    Subsidized Units
                                                              Expiring as a                      Expiring as a
                             Number                        Percentage of Total                   Percentage of
                            of Units                        Subsidized Units                      Total Units
                            --------                       -------------------                  ----------------
      1999                      906                                83%                                 58%
      2000                       76                                 7%                                  5%
Thereafter                      114                                10%                                  7%
                              -----                               ---                                  --

     Total                    1,096                               100%                                 70%
                              =====                               ===                                  ==

       Of the units (1,096 in total) receiving rent subsidies from Section 8, 906 of the units have their contracts expiring during the year ending December 31, 1999. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year, (2) opt out of the contract, or (3) enter into the Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships.

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

       Notes payable were executed by the Local Limited Partnerships with the former owners as part of the acquisition of the properties by the Local Limited Partnerships. These notes bear simple interest at rates of 9% or 10% per annum. The notes are nonrecourse notes secured by a security interest in all partnership interests in the respective Local Limited Partnership and are subordinated to the respective mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from the respective Local Limited Partnership's surplus cash, as defined by the respective HUD Regulatory Agreement. The notes may be prepaid in whole or in part at any time without penalty. Neither the respective Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of these notes.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)

These notes mature as follows:

             Local Partnership                     Due Date                Note Amount               Accrued Interest
             -----------------                     --------                -----------               ----------------
Griffith Limited Partnership                   October 31, 1997*             $  1,199,396                $  1,528,173
Southward Limited Partnership                  October 4, 1998*                 1,608,550                   2,061,678
                                                                               ----------                  ----------

         Total Delinquent                                                       2,807,946                   3,589,851
                                                                               ----------                  ----------

Northgate Village Limited Partnership            July 26, 1999                    969,000                   1,398,280
San Jose Limited Partnership                    August 29, 1999                 1,698,822                   2,436,140
Gates Mill I Limited Partnership                October 1, 1999                 2,667,000                   3,799,375
Hurbell IV Limited Partnership                 November 9, 1999                   648,064                     827,160
                                                                               ----------                  ----------

         Total Due 1999                                                         5,982,886                   8,460,955
                                                                               ----------                  ----------

Fairmeadows Limited Partnership                December 31, 2010                1,848,750                   3,292,314
Southridge Apartments
      Limited Partnership                      December 31, 2010                2,166,725                   3,150,357
                                                                               ----------                  ----------

         Total Due 2010                                                         4,015,475                   6,442,671
                                                                               ----------                  ----------

               Total Due                                                      $12,806,307                 $18,493,477
                                                                               ==========                  ==========

      * Notes are in default.

       In 1996, Fairmeadows Limited and Southridge Apartments Limited Partnerships and the holders of the $1,848,750 and $2,166,725 notes, respectively, entered into Modification, Renewal and Extension of Liens Agreements ("Agreement") which extended the maturity of the notes to December 1, 2011. Interest on the notes continues to accrue at 10% and is due and payable at Maturity; provided, however, that minimum annual installments of interest are paid on or before December 31 of each year through December 31, 2010. Such minimum annual installment increases each year by not less than 2.5% and not more than 5%, based on the Consumer Price Index for All Urban Consumers (CPI-U). The minimum payments due and paid for Fairmeadows was $45,000 for 1996; $46,530 for 1997; $47,693 for 1998 and for Southridge was $50,000 for 1996; $51,700 for
1997; $53,059 for 1998.

       Prior to December 31, 2010, and provided there then exists no default, the Local Limited Partnerships shall have the right to make a discounted cash payment in full payment and satisfaction of the notes. Such payment is calculated as ten times the minimum annual installment of interest due in that year. The payment, if made in 1998 would have been $476,930 for Fairmeadows Limited Partnership and $529,930 for Southridge Apartments Limited Partnership.

       In October 1995, Village Green and Forest Green Limited Partnerships entered into Note Purchase and Sale Agreements ("Agreements") for the discounted purchase of the notes payable due to the original owners of these Properties. As a result of satisfaction of the payment terms of the Agreements, gains on extinguishment of debt of $1,367,660 and $1,378,734, respectively, have been recorded in 1996.

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

       Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1998. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

4.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
       PARTNER

       The Partnership accrued administrative and reporting fees payable to the General Partner of $86,392 annually during 1998, 1997, and 1996. No payments for such fees were made to the General Partner in 1998, 1997 and 1996. As of December 31, 1998 and 1997, the Partnership owed $916,356 and $829,964, respectively, to the General Partner for accrued administrative and reporting fees.

       During 1998 and 1996, the General Partner advanced $2,357 and $9,911, respectively, to the Partnership to pay operating expenses. During 1997, repayments of principal and interest of $3,596 and $2,047, respectively were made by the Partnership to the General Partner. No repayments were made by the Partnership during 1998 and 1996. Interest is charged on borrowing at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998. Interest accrued for the years ended December 31, 1998, 1997 and 1996 was $698, $1,203 and $844, respectively, which is included in other operating expenses on the Partnership's Statement of Operations.

       An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by eight of the Local Limited Partnerships. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a preferred stock subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned $663,259, $812,257 and $775,238 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1998, 1997 and 1996, respectively. In 1996, NHPI paid an affiliate of NHP approximately $80,000 to secure the rights to manage Fairmeadows and Southridge for the year ended December 31, 1997. At December 31, 1998 and 1997, amounts due NHPMC and unpaid by the Local Limited Partnership amounted to $21,250 and $58,061, respectively.

       Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)

December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 1998, 1997 and 1996, were approximately $1,010,000, $875,000 and $896,000, respectively. Additionally, at December 31, 1997, trade payables include $11,281 due to NHPMC.

       An affiliate of the Local Partner of Gate Mills I Limited Partnership provides management services for the property owned by the Local Limited Partnership. During 1998, 1997 and 1996, they received $66,387, $69,797 and $71,308, respectively, for these services. Additionally, in 1998, 1997 and 1996, $6,531, $8,130 and $6,456, respectively, was paid to another affiliate of this Local Partner for painting services.

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

       A reconciliation follows:

                                                                          Years Ended December 31,
                                                     ---------------------------------------------------------------
                                                          1998                    1997                     1996
                                                          ----                    ----                     ----
Net (loss) profit per financial statements            $    (98,744)           $   (146,313)             $ 1,764,510

      Other                                                  6,702                   -                        -

      Partnership's share of limited local
         partnership's (loss) profit                      (520,130)             (1,809,973)               5,746,327
                                                        ----------              ----------               ----------

(Loss) profit per tax return                           $  (612,172)            $(1,956,286)             $ 7,510,837
                                                        ==========              ==========               ==========

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets:

                                                      December 31, 1998
                                                      -----------------
Net assets as reported                                   $    831,825
Add (deduct):
   Investment in Partnerships                             (25,680,036)
   Other                                                        1,060
                                                          -----------
Net deficit - federal tax basis                          $(24,847,151)
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

7.     GOING CONCERN

       Certain of the Local Partnership's notes payable are past due or are due in 1999 (see Note 3). Continuation of the Local Partnerships' operations in the present form is dependent on its ability to extend the maturity date of these notes, or to repay or to refinance the notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.


                              ********************

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                              A LIMITED PARTNERSHIP
            SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION OF
        LOCAL LIMITED PARTNERSHIPS I WHICH NHP REALTY FUND I HAS INVESTED
                                DECEMBER 31, 1998

   Initial Cost to Local Limited        Cost Capitalized Subsequent to        Gross Amount at which Carried at Close of
            Partnership                           Acquisition                                   Period
-------------------------------------                                      ---------------------------------------------




                                                                 Buildings and                        Carrying Cost
   Partnership Name        Encumbrances           Land           Improvements       Improvements       Adjustments

------------------------------------------------------------------------------------------------------------------------
Fairmeadows
  Limited                       (1)         $       650,000   $     4,807,825     $       915,238    $             -
  Partnership

Forest Green
   Limited                      (1)                 170,000         2,062,075             298,441                  -
   Partnership

Gates Mills I
   Limited                      (1)                 668,500         6,058,342              42,658                  -
   Partnership

Griffith
   Limited                      (1)                 270,000         2,623,687             380,478        (1,000,000)
   Partnership

Northgate Village
   Limited                      (1)                 220,500         2,952,548             571,716           (16,796)
   Partnership

Southward
   Limited                      (1)                 220,000         4,109,695             567,313          (900,000)
   Partnership

San Jose Limited                (1)                 440,000         4,728,658           1,288,314                  -
   Partnership

Southridge
   Apartments
   Limited                      (1)                 700,000         5,613,128             722,334                  -
   Partnership

Hurbell IV Limited              (1)                 100,000         2,159,021             163,696        (1,038,504)
   Partnership

Village Green
   Limited                      (1)                 137,000         2,096,097             353,716                  -
   Partnership
                                            ---------------------------------------------------------------------------

TOTAL,
December 31, 1998                           $     3,576,000   $    37,211,076     $     5,303,904    $   (2,955,300)
                                            ===========================================================================


   Initial Cost to Local Limited        Cost Capitalized Subsequent to        Gross Amount at which Carried at Close of
            Partnership                           Acquisition                                   Period
-------------------------------------                                      ---------------------------------------------



                                                                                     Accumulated
                                                Buildings and                        Depreciation
   Partnership Name              Land           Improvements      Total (2) (3)           (3)

------------------------------------------------------------------------------------------------------------------------
Fairmeadows
  Limited                  $       655,642   $     5,717,421     $     6,373,063   $     2,124,769
  Partnership

Forest Green
   Limited                         170,000         2,360,516           2,530,516           924,255
   Partnership

Gates Mills I
   Limited                         668,500         6,101,000           6,769,500         2,029,963
   Partnership

Griffith
   Limited                         271,470         2,002,695           2,274,165           974,507
   Partnership

Northgate Village
   Limited                         211,647         3,516,321           3,727,968         1,323,993
   Partnership

Southward
   Limited                         220,000         3,777,008           3,997,008         1,580,738
   Partnership

San Jose Limited                   442,137         6,014,835           6,456,972         2,464,697
   Partnership

Southridge
   Apartments
   Limited                         700,000         6,335,462           7,035,462         2,307,871
   Partnership

Hurbell IV Limited                 101,600         1,282,613           1,384,213           198,809
   Partnership

Village Green
   Limited                         143,000         2,443,813           2,586,813           957,098
   Partnership
                           -------------------------------------------------------------------------

TOTAL,
December 31, 1998          $     3,583,996   $    39,551,684     $    43,135,680   $    14,886,700
                           =========================================================================

                                                             Life upon
                                                               which
                                                          depreciation in
                                                          latest statement
                             Date of           Date       of operations is
   Partnership Name        Construction      Acquired         computed
                                                              (years)
----------------------------------------------------------------------------
Fairmeadows
  Limited                      1970           9/84             5-50
  Partnership

Forest Green
   Limited                     1972           8/84             5-50
   Partnership

Gates Mills I
   Limited                     1972           10/84            5-30
   Partnership

Griffith
   Limited                     1973           11/84            5-50
   Partnership

Northgate Village
   Limited                     1973           7/84             5-50
   Partnership

Southward
   Limited                     1972           10/84            5-50
   Partnership

San Jose Limited               1970           9/84             5-50
   Partnership

Southridge
   Apartments
   Limited                     1970           10/84            5-50
   Partnership

Hurbell IV Limited             1974           11/84            5-40
   Partnership

Village Green
   Limited                     1971           8/84             5-50
   Partnership

                           See notes to Schedule III.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                    NOTES TO SCHEDULE III - REAL ESTATE AND

                   ACCUMULATED DEPRECIATION OF LOCAL LIMITED

              PARTNERSHIPS IN WHICH NHP REALTY FUND I HAS INVESTED

                               DECEMBER 31, 1998

(1)   Schedule of Encumbrances

                                                                              Notes
                                                                             Payable
                                                            Mortgage       and Accrued
        Partnership Name                                     Notes           Interest            Total
        ----------------                                     -----           --------            -----
        Fairmeadows Limited Partnership                 $ 1,778,541       $ 5,140,964       $ 6,919,505

        Forest Green Limited Partnership                    888,053                 -           888,053

        Gates Mills I Limited Partnership                 2,096,126         6,466,375         8,562,501

        Griffith Limited Partnership                        941,951         2,727,569         3,669,520

        Northgate Village Limited Partnership             1,295,693         2,367,280         3,662,973

        Southward Limited Partnership                     1,439,824         3,670,228         5,110,052

        San Jose Limited Partnership                      1,883,233         4,134,962         6,018,195

        Southridge Apartments Limited Partnership         2,082,034         5,317,082         7,399,116

        Hurbell IV Limited Partnership                    1,004,278         1,475,224         2,479,502

        Village Green Limited Partnership                   770,374                 -           770,374
                                                        -----------       -----------       -----------

           TOTAL - December 31, 1998                    $14,180,107       $31,299,684       $45,479,791
                                                        ===========       ===========       ===========


(2) The aggregate cost of land for Federal income tax purposes is $3,252,204 and the aggregate costs of buildings and improvements for Federal income tax purposes is $42,552,528. The total of the above-mentioned items is $45,804,732.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                             A LIMITED PARTNERSHIP

                    NOTES TO SCHEDULE III - REAL ESTATE AND

                   ACCUMULATED DEPRECIATION OF LOCAL LIMITED

              PARTNERSHIPS IN WHICH NHP REALTY FUND I HAS INVESTED

                               DECEMBER 31, 1998

                                  (CONTINUED)




(3)      Reconciliation of real estate

                                                                                   Years Ended December 31,
                                                                    -------------------------------------------------
                                                                        1998               1997              1996
                                                                        ----               ----              ----
         Balance at beginning of period                             $42,796,665        $42,499,370        $42,966,532

         Improvements during the period                                 339,015            297,295            571,342

         Impairment loss on rental property                               -                  -             (1,038,504)
                                                                     ----------         ----------         ----------

         Balance at end of period                                   $43,135,680        $42,796,665        $42,499,370
                                                                    ===========        ===========        ===========


         Reconciliation of accumulated depreciation
         ------------------------------------------

                                                                                   Years Ended December 31,
                                                                     ------------------------------------------------
                                                                         1998              1997               1996
                                                                         ----              ----               ----
         Balance at beginning of period                              $13,731,485       $12,552,675        $11,969,090

         Depreciation expense for the period                           1,155,215         1,178,810          1,166,244

         Impairment loss on rental property                                -                 -               (582,659)
                                                                      ----------        ----------         ----------

         Balance at end of period                                    $14,886,700       $13,731,485        $12,552,675
                                                                     ===========       ===========        ===========


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

Directors of NCHP

         Four individuals comprise the Board of Directors of NCHP. One director was appointed by the President of the United States, by and with the advice and consent of the Senate.

         Thomas W. Toomey (age 38) was elected Executive Vice President Finance and Administration and a Director of NCHP in 1997. Mr. Toomey has served as Senior Vice President--Finance and Administration of AIMCO since January 1996 and was promoted to Executive Vice President--Finance and Administration in March 1997. From 1990 until 1995, Mr. Toomey served in a similar capacity with Lincoln Property Company ("LPC") as Vice President/Senior Controller and Director of Administrative Services of Lincoln Property Services where he was responsible for LPC's computer systems, accounting, tax, treasury services and benefits administration. From 1984 to 1990, he was an audit manager with Arthur Andersen & Co. where he served real estate and banking clients. From 1981 to 1983, Mr. Toomey was on the audit staff of Kenneth Leventhal & Company. Mr. Toomey received a B.S. in Business Administration/Finance from Oregon State University and is a Certified Public Accountant.

         Susan R. Baron (age 47) is an attorney specializing in conventional and government-assisted real estate development and finance in the residential and commercial markets. From 1978 to 1993 she was with the Washington, D.C. law firm of Dunnells, Duvall & Porter. Ms. Baron serves on the of Seeds of Peace Advisory Board and is a past president of the National Leased Housing Association. She was appointed to the Board of Directors by the President of the United States in September 1994 to complete a term expiring in October 1994 and continues to serve until the appointment of a successor.

         Joel F. Bonder (age 50) was elected as a Director of NCHP in 1998 and was appointed Executive Vice President, General Counsel and Secretary of NCHP and AIMCO effective with the NHP merger. Prior to joining AIMCO, Mr. Bonder served as Senior Vice President and General Counsel of NCHP since April 1994. Mr. Bonder also served as Vice President and Deputy General Counsel from June 1991 to March 1994, as Associate General Counsel from 1986 to 1991, and as Assistant General Counsel from 1985 to 1986. From 1983 to 1985, he was with the Washington, D.C. law firm of Lane & Edson, P.C. From 1979 to 1983, Mr. Bonder practiced with the Chicago law firm of Ross and Hardies.

         Roberta Ujakovich (age 46) was elected President and a Director of NCHP in 1998. Ms. Ujakovich has served as Senior Vice President of AIMCO since July, 1997. Prior to joining AIMCO, Ms. Ujakovich was Vice President of NHP serving as the Director of Transactions in NHP's Asset Management Department. Previously, Ms. Ujakovich worked as a developer for three successive, affiliated real estate development companies: The Cafritz / Freeman Group, The Investment Group and Rosenberg, Freeman and Associates. She holds a B.A. from Allegheny College and a Masters in Public Policy from John F. Kennedy School of Government at Harvard university.

EXECUTIVE OFFICERS

         The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

         Thomas W. Toomey (age 38). See "Directors of NCHP."

         Joel F. Bonder (age 50). See "Directors of NCHP."

         Roberta Ujakovich (age 46). See "Directors of NCHP."

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

         Leeann Morein (age 44) was elected Senior Vice President Investor Services of NCHP in 1997. Ms Morein has served as Senior Vice President Investor Services AIMCO since November 1997. Ms. Morein has served as Secretary of AIMCO since July 1994 and from July 1994 until October 1997 also served as Chief Financial Officer. From September 1990 to March 1994, Ms. Morein served as Chief Financial Officer of the real estate subsidiaries of California Federal Bank, including the general partner of CF Income Partners, L.P., a publicly-traded master limited partnership. Ms. Morein joined California Federal in September 1988 as Director of Real Estate Syndications Accounting and became Vice President--Financial Administration in January 1990. From 1983 to 1988, Ms. Morein was Controller of Storage Equities, Inc., a real estate investment trust, and from 1981 to 1983, she was Director of Corporate Accounting for Angeles Corporation, a real estate syndication firm. Ms. Morein worked on the audit staff of Price Waterhouse from 1979 to 1981. Ms. Morein received a B.A. from Pomona College and is a Certified Public Accountant.

         Patrick J. Foye (Age 41) has been Executive Vice President of NCHP since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

         Troy D. Butts (age 34) has served as Senior Vice President and Chief Financial Officer of NCHP and AIMCO since November 1997. Prior to joining AIMCO, Mr. Butts served as a Senior Manager in the audit practice of the Real Estate Services Group for Arthur Andersen LLP in Dallas, Texas. Mr. Butts was employed by Arthur Andersen LLP for ten years and his clients were primarily publicly-held real estate companies, including office and multi-family real estate investment trusts. Mr.Butts holds a Bachelor of Business Administration degree in Accounting from Angelo State University and is a Certified Public Accountant.

         (d) There is no family relationship between any of the foregoing directors and executive officers.

Item 11. Executive Compensation

         National Housing Partnership Realty Fund I has no officers or directors. No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 13.Certain Relationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management

         1133 Fifteenth Street Associates, a Maryland Limited Partnership, whose general partner is NHP and whose limited partners were key employees of NCHP at the time the Partnership was formed, owns a 1% interest in the Partnership.

         The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 1998.

                    Name of
                Beneficial Owner                Number of Units     % of Class
              AIMCO and affiliates                   1,606            10.21%
      (affiliates of the General Partner)

The business address of AIMCO is 3410 South Galena Street, Suite 200, Denver, CO 80231

Item 13. Certain Relationships and Related Transactions

         The Partnership accrued administrative and reporting fees payable to the General Partner of $86,392 annually during 1998, 1997, and 1996. No payments for such fees were made to the General Partner in 1998, 1997 and 1996. As of December 31, 1998 and 1997, the Partnership owed $916,356 and $829,964, respectively, to the General Partner for accrued administrative and reporting fees.

         During 1998 and 1996, the General Partner advanced $2,357 and $9,911, respectively, to the Partnership to pay operating expenses. During 1997, repayments of principal and interest of $3,596 and $2,047, respectively were made by the Partnership to the General Partner. No repayments were made by the Partnership during 1998 and 1996. Interest is charged on borrowing at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998. Interest accrued for the years ended December 31, 1998, 1997 and 1996 was $698, $1,203 and $844, respectively, which is included in other operating expenses on the Partnership's Statement of Operations.

         An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by eight of the Local Limited Partnerships. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a preferred stock subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned $663,259, $812,257 and $775,238 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1998, 1997 and 1996, respectively. In 1996, NHPI paid an affiliate of NHP approximately $80,000 to secure the rights to manage Fairmeadows and Southridge for the year ended December 31, 1997. At December 31, 1997 and 1996, amounts due NHPMC and unpaid by the Local Limited Partnership amounted to $21,250 and $58,061, respectively.

         Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 1998, 1997 and 1996, were approximately $1,010,000, $875,000 and $896,000, respectively. Additionally, at December 31, 1997, trade payables include $11,281 due to NHPMC.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) Documents filed as part of this report:

             1. Financial statements

                The financial statements, notes, and reports listed below are included herein:


                                                                                 Page
                                                                                 ----
                 Independent Auditors' Report                                     16
                 Statements of Financial Position,
                   December 31, 1998 and 1997                                     18

                 Statements of Operations for the Years Ended
                   December 31, 1998, 1997, and 1996                              19

                 Statements of Partners' Equity (Deficit) for the Years
                    Ended December 31, 1998, 1997, and 1996                       20

                 Statements of Cash Flows for the Years Ended
                    December 31, 1998, 1997, and 1996                             21

                 Notes to Financial Statements                                    22

                 Schedule III - Real Estate and Accumulated Depreciation
                    of Local Limited Partnerships in which NHP Realty
                    Fund I has invested, December 31, 1998                        33



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

             3. Exhibits

                The following combined financial statements of the Local Limited Partnerships in which the Partnership has invested are included as an exhibit to this report and are incorporated herein by reference:


                                                                            Page
                                                                            ----
             Independent Auditors' Report                                    43

             Combined Statements of Financial Position,
                December 31, 1998 and 1997                                   50

             Combined Statements of Operations for the
                Years Ended December 31, 1998, 1997, and 1996                51

             Combined Statements of Partners' Equity (Deficit) for the
                Years Ended December 31, 1998, 1997, and 1996                52

             Combined Statements of Cash Flows for the Years Ended
                December 31, 1998, 1997, and 1996                            53

             Notes to Combined Financial Statements                          55

                       Exhibit (24)   Power of Attorney


         (b) Reports on Form 8-K

             The Partnership filed form 8-K on October 30, 1998 and form 8-K/A on November 12, 1998 in connection with a change in independent auditors from Deloitte & Touche LLP to Ernst & Young LLP effective for the year ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  National Housing Partnership Realty Fund I
                  By: The National Housing Partnership, its sole general partner By: National Corporation for Housing Partnerships, its sole general partner



March 31, 1999                                   /s/ Troy D. Butts
--------------                                   -------------------------------
Date                                             Troy D. Butts
                                                 Senior Vice President and Chief
                                                 Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 31, 1999                                   /s/ Troy D. Butts
--------------                                   -------------------------------
Date                                             Troy D. Butts
                                                 Senior Vice President and Chief
                                                 Financial Officer

March 31, 1999                                             *
--------------                           --------------------------------------
Date                                     Thomas W. Toomey, Director



March 31, 1999                                             *
--------------                           --------------------------------------
Date                                     Susan R. Baron, Director



March 31, 1999                                             *
--------------                           --------------------------------------
Date                                     Joel F. Bonder, Director



March 31, 1999                                             *
--------------                           --------------------------------------
Date                                     Roberta Ujakovich, Director




         This registrant is a limited partnership whose sole general partner, The National Housing Partnership, is also a limited partnership. The sole general partner of The National Housing Partnership is National Corporation for Housing Partnerships. The persons indicated are Directors of National Corporation for Housing Partnerships. Powers of Attorney are on file in Registration Statement No. 33-1141 and as Exhibit 24 to the Partnership's Form 10-K for the fiscal year ended December 31, 1998. Other than the Form 10-K report, no annual report or proxy materials have been sent to security holders.

                *By Troy D. Butts pursuant to Power of Attorney.

                               /s/ Troy D. Butts
                               -----------------

                          Independent Auditors' Report

To The Partners of
   National Housing Partnership Realty Fund I
Indianapolis, Indiana

We have audited the accompanying combined statement of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund I (the Partnership) holds a limited partnership interest as of December 31, 1998, and the related combined statements of operations, partners' deficit, and cash flows for the year then ended. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Gates Mills I Limited Partnership (one of the ten Local Limited Partnerships) for the year ended December 31, 1998 which reflect total assets of 18% of combined total assets as of December 31, 1998, and losses which reflect 35% of combined loss before extraordinary item for the year then ended. The financial statements of this Local Limited Partnership were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this Local Limited Partnership, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund I holds a limited partnership interest as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 12 to the financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. In addition, certain Local Partnerships' notes payable are due in 1999. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Ernst & Young  LLP
Indianapolis, Indiana
February 22, 1999

Independent Auditors' Report

To The Partners of
   National Housing Partnership Realty Fund I
Indianapolis, IN

We have audited the accompanying combined statement of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund I (the Partnership) holds a limited partnership interest as of December 31, 1997, and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hurbell IV Limited Partnership and Gates Mills I Limited Partnership (two of the ten Local Limited Partnerships) for the years ended December 31, 1997 and 1996 which statements represent total assets constituting 22% of combined total assets at December 31, 1997 and net operating losses constituting 26% and 1% of combined net operating loss before extraordinary item for each of the two years in the period ended December 31, 1997. The financial statements of these two Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for these Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, such financial statements present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund I holds a limited partnership interest as of December 31, 1997, and the combined results of their operations and cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 14, the accompanying 1997 financial statements have been restated.

Deloitte & Touche LLP
McLean, VA
March 3, 1998
(February 22, 1999 as to Note 14)

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

Russell, Thompson, Butler & Houston
Mobile, Alabama
January 25, 1997

Independent Auditor's Report


Partners
Gates Mills I Limited Partnership

We have audited the accompanying statement of financial position of Gates Mills I Limited Partnership, An Ohio Limited Partnership, F.H.A. Project No.:
042-44062-LDP, as of December 31, 1998, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gates Mills I Limited Partnership as of December 31, 1998, and the results of its operations, changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Gates Mills I Limited Partnership will continue as a going concern. As discussed in Note C to the financial statements, the Partnership's notes payable are due October 1, 1999. As of the date of this report, the Partnership has not renegotiated the terms of the notes which raises substantial doubt about the Partnership's ability to continue as a going concern. The Partnership's plans in regard to this matter are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 23 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements, and in our opinion, the supplemental information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated January 26, 1999, on our consideration of Gates Mills I Limited Partnership's internal control structure and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination.

Reznick Fedder & Silverman
Bethesda, Maryland
January 26 ,1999

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

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated January 23, 1998, on our consideration of Gates Mills I Limited Partnership's internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

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

Reznick Fedder & Silverman
Bethesda, Maryland
January 23 ,1997

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                           LOCAL LIMITED PARTNERSHIPS
                   COMBINED STATEMENTS OF FINANCIAL POSITION

                                                                                           December 31,
                                                                            ------------------------------------------
                                                                                1998                        1997
                                                                                ----                        ----
                                                                                                        (As Restated
                                                                                                        See Note 14)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                  $      496,145              $      332,578

Accounts receivable, net (Note 3)                                                 365,442                     265,941

Tenants' security deposits held in trust funds                                    247,428                     236,385

Prepaid taxes and insurance                                                        67,485                      67,413

Deposits                                                                            6,025                      42,025

Mortgage escrow deposits (Note 6)                                               2,950,747                   2,994,440

Rental property, net (Notes 2, 5 and 10)                                       28,248,980                  29,065,180
                                                                              -----------                 -----------

                                                                           $   32,382,252              $   33,003,962
                                                                           ==============              ==============

                              LIABILITIES AND PARTNERS' DEFICIT
                              ---------------------------------

Accounts payable and accrued expenses:
   Trade payables                                                          $      416,776              $      665,373
   Accrued real estate taxes                                                      384,358                     354,442
   Due to management agent - NHPMC (Note 11)                                       21,250                      58,061
   Due to partners (Note 8)                                                     1,241,816                   1,088,351
   Accrued interest on partner loans (Note 8)                                     419,268                     345,092
                                                                            -------------               -------------

                                                                                2,483,468                   2,511,319

Tenants' security deposits payable                                                242,571                     236,317

Deferred income                                                                     -                          18,592

Notes payable (Note 7)                                                         12,806,307                  12,806,307

Accrued interest on notes payable (Note 7)                                     18,493,377                  17,422,964

Mortgage notes payable (Note 6)                                                14,180,107                  14,781,365

Partners' deficit                                                             (15,823,578)                (14,772,902)
                                                                              -----------                 -----------

                                                                           $   32,382,252              $   33,003,962
                                                                           ==============              ==============

                  See notes to combined financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF OPERATIONS



                                                                                 Years Ended December 31,
                                                               ------------------------------------------------------------
                                                                  1998                    1997                     1996
                                                                  ----                    ----                     ----
                                                                                       (As Restated,
                                                                                       See Note 14)
REVENUES:

     Rental income (Note 4)                                    $ 7,278,177             $ 7,284,670              $ 7,295,408
     Interest income                                               100,183                 103,931                   96,025
     Other income                                                  216,514                 192,656                  270,493
                                                                ----------              ----------               ----------

                                                                 7,594,874               7,581,257                7,661,926
                                                                ----------              ----------               ----------

EXPENSES:

     Administrative expenses (Note 11)                             585,640                 455,549                  478,333
     Operating and maintenance expenses                          2,739,838               3,132,640                2,974,069
     Management and other services from
        related party (Note 11)                                    663,259                 812,257                  775,238
     Salaries and related benefits to
        related party (Note 11)                                  1,009,868                 875,290                  896,130
     Depreciation (Note 2)                                       1,155,215               1,178,810                1,166,244
     Taxes and insurance                                         1,016,238               1,053,447                1,148,474
     Financial expenses - primarily interest (Note 6)               99,396                 108,359                  141,715
     Interest on notes payable (Note 7 and 8)                    1,286,483               1,263,225                1,732,512
     Annual partnership administrative fees to
        General Partner (Note 8)                                    75,000                  75,000                   75,000
     Impairment loss on rental property (Note 10)                    -                       -                      455,845
     Other entity expenses                                           2,409                  25,219                   43,147
                                                                ----------              ----------               ----------

                                                                 8,633,346               8,979,796                9,886,707
                                                                ----------              ----------               ----------

LOSS BEFORE EXTRAORDINARY ITEM                                  (1,038,472)             (1,398,539)              (2,224,781)

EXTRAORDINARY ITEM - GAIN ON
   EXTINGUISHMENT OF DEBT                                            -                       -                    2,746,394
                                                                ----------              ----------               ----------

NET (LOSS) PROFIT                                              $(1,038,472)            $(1,398,539)             $    521,613
                                                               ===========             ===========              ============

                  See notes to combined financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT



                                       National                  The
                                       Housing                 National              Jeffrey
                                     Partnership               Housing                  I.
                                    Realty Fund I            Partnership             Friedman              Total
                                    -------------            -----------             --------              -----
Deficit at
   January 1, 1996                    $(13,564,346)            $(223,915)            $(36,645)         $(13,824,906)

Net profit (loss)                          519,423                 5,216               (3,026)              521,613

Distributions                              (58,961)                 (597)                (122)              (59,680)
                                       -----------              --------              -------           -----------

Deficit at
   December 31, 1996                   (13,103,884)             (219,296)             (39,793)          (13,362,973)

Net loss (As Restated,
   See Note 14)                         (1,381,119)              (13,985)              (3,435)           (1,398,539)

Distributions                              (11,146)                 (122)                (122)              (11,390)
                                       -----------              --------              -------           -----------

Deficit at
   December 31, 1997
   (As Restated, See Note 14)          (14,496,149)             (233,403)             (43,350)          (14,772,902)

Net loss                                (1,024,460)              (10,384)              (3,628)           (1,038,472)

Distributions                              (11,958)                 (122)                (124)              (12,204)
                                       -----------              --------              -------           -----------

Deficit at
   December 31, 1998                  $(15,532,567)            $(243,909)            $(47,102)         $(15,823,578)
                                      ============             =========             ========          ============

Percentage interest at
   December 31, 1996,
   1997 and 1998                                (A)                   (B)                  (C)
                                                ===                   ===                  ===


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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS



                                                                                Years Ended December 31,
                                                              ------------------------------------------------------------
                                                                   1998                    1997                    1996
                                                                   ----                    ----                    ----
                                                                                      (As restated,
                                                                                      See Note 14)
CASH FLOWS FROM OPERATIONS ACTIVITIES
Receipts:
     Rental receipts                                           $ 7,208,953             $ 7,118,847             $ 7,219,204
     Interest receipts                                             105,569                  79,981                 107,224
     Other operating receipts                                      251,782                 131,425                 250,774
     Tenant security deposits                                          129                   2,597                   6,140
     Entity receipts:
        Interest receipts                                            1,026                   -                       -
        Miscellaneous receipts                                       3,920                   -                       -
                                                              ------------             -----------             -----------
     Total Receipts                                              7,571,379               7,332,850               7,583,342

Disbursements:
     Administrative                                               (440,368)               (399,666)               (408,658)
     Management fees (Note 11)                                    (700,498)               (679,379)               (648,240)
     Utilities paid                                             (1,325,980)             (1,555,418)             (1,534,842)
     Salaries and wages                                         (1,158,017)             (1,062,283)             (1,074,306)
     Operating and maintenance                                  (1,604,168)             (1,494,095)             (1,352,748)
     Real estate taxes                                            (514,081)               (373,047)               (763,415)
     Property insurance                                           (230,617)               (265,555)               (226,847)
     Miscellaneous taxes and insurance                            (223,020)               (286,692)               (315,814)
     Tenant security deposits                                       (4,918)                 (1,229)                 (1,801)
     Other operating disbursements                                 (45,411)                  -                       -
     Interest on mortgage                                          (25,935)                (31,696)                (62,579)
     Mortgage insurance premium                                    (69,807)                (74,375)                (77,398)
     Miscellaneous financial                                        (4,533)                   (240)                   (370)
     Entity disbursements:
        Interest on notes payable                                 (141,796)                (60,683)               (252,588)
        Miscellaneous disbursements                                (14,326)                (77,783)                (81,568)
                                                              ------------             -----------             -----------
     Total disbursements                                        (6,503,475)             (6,362,141)             (6,801,174)
                                                              ------------             -----------             -----------
Net cash provided by operating activities                        1,067,904                 970,709                 782,168
                                                              ------------             -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in mortgage escrow deposits                         43,691                (383,455)                 24,294
     Net purchase of fixed assets                                 (339,014)               (303,162)               (585,683)
     Other investing                                               (13,749)                  8,074                  89,208
                                                              ------------             -----------             -----------
Net cash used in investing activities                             (309,072)               (678,543)               (472,181)
                                                              ------------             -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Mortgage principal payments                                  (601,259)               (556,869)               (515,904)
     Distributions to partners                                     (12,204)                (11,390)                (59,680)
     Proceeds from loans or notes payable                          100,888                  54,405                 176,398
     Principal payments on loans or notes payable                  (11,477)                (16,601)                (66,976)
     Other financing                                               (71,213)                120,589                 (31,673)
                                                              ------------             -----------             -----------
Net cash used in financing activities                             (595,265)               (409,866)               (497,835)
                                                              ------------             -----------             -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                163,567                (117,700)               (187,848)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                               332,578                 450,278                 638,126
                                                              ------------             -----------             -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $    496,145            $    332,578            $    450,278
                                                              ============            ============            ============

                  See notes to combined financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                                                                         Years Ended December 31,
                                                                        -------------------------------------------------------
                                                                             1998                  1997                 1996
                                                                             ----                  ----                 ----
                                                                                              (As Restated,
                                                                                              See Note 14)
RECONCILIATION OF NET (LOSS) PROFIT TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:

        Net (loss) profit                                               $(1,038,472)          $(1,398,539)          $   521,613
        Adjustments to reconcile net (loss) profit to net
           cash provided by operating activities:
            Depreciation                                                  1,155,215             1,178,810             1,166,244
            Extraordinary gain on extinguishment of debt                          -                     -            (2,746,394)
            Impairment loss on rental property                                    -                     -               455,845
            Changes in operating assets and liabilities:
               Tenants accounts receivable                                  (68,939)               (1,970)                  716
               Accounts receivable - other                                   18,582              (173,693)               (5,352)
               Accrued receivables                                               45                     -                     -
               Prepaid expenses                                                 (77)               (2,314)                 (545)
               Other assets                                                       -                  (200)              (26,130)
               Cash restricted for tenant security deposits                 (11,043)               (9,200)               (1,353)
               Accounts payable trade                                      (274,883)               26,914                44,864
               Accrued liabilities                                           71,951               122,756              (141,610)
               Accrued interest - notes payable                           1,145,019             1,202,542             1,479,308
               Tenant security deposits held in trust                         6,254                10,568                 5,692
               Prepaid revenue                                               (3,877)                    -                     -
               Entity liability accounts                                     68,129                22,436                37,195
               Deferred income                                                    -                (7,401)               (7,925)
                                                                        -----------           -----------           -----------

     Total adjustments                                                    2,106,376             2,369,248               260,555
                                                                        -----------           -----------           -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               $ 1,067,904           $   970,709           $   782,168
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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS


1. SUMMARY OF PARTNERSHIP ORGANIZATION, BASIS OF COMBINATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization

         National Housing Partnership Realty Fund I (the "Partnership" or the "Registrant") is a limited partnership organized on October 21, 1983, under the laws of the State of Maryland under the Maryland Revised Uniform Limited Partnership Act. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in Local Limited Partnerships, each of which owns and operates an existing rental housing project which is financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development (HUD). A substantial portion of each Local Limited Partnership is received from the housing assistance agreements discussed in
Note 3 below. On May 25, 1984, inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

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

         On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

                  NATIONAL HOUSING PARTNERSHIPS REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)

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

         Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

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

                  NATIONAL HOUSING PARTNERSHIPS REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)

3.       ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                                               December 31,
                                                                     ----------------------------
                                                                         1998               1997
                                                                         ----               ----
             Net tenants accounts receivable                          $ 83,319          $  14,280
             Housing assistance receivable (see Note 4)                121,451            113,563
             Accounts receivable - interest                             21,624             27,746
             Reserve releases receivable                                49,803                -
             Interest reduction payment receivable                       3,486                -
             Insurance proceeds                                          -                 47,985
             Accounts and notes receivable - operations                 85,759             62,367
                                                                      --------           --------

             Net accounts receivable                                  $365,442           $265,941
                                                                      ========           ========

4.       HOUSING ASSISTANCE AGREEMENTS

         The Federal Housing Administration (FHA) has contracted with the ten Local Limited Partnerships under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are five years with either one or two five-year renewal options. The agreements expire at various dates over the next six years. Each Local Limited Partnership has an agreement in effect during 1998. The Local Limited Partnerships received a total of $3,427,423, $3,408,105 and $3,542,254 in the form of housing assistance payments during 1998, 1997 and 1996, respectively, which is included in "Rental Income" on the combined statements of operations.

         For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,096 units, 70 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

                  NATIONAL HOUSING PARTNERSHIPS REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)


         The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                                 Subsidized Units         Subsidized Units
                                                   Expiring as a           Expiring as a
                                Number          Percentage of Total        Percentage of
                                of Units          Subsidized Units           Total Units
                   1999            906                  83%                     58%
                   2000             76                   7%                      5%
             Thereafter            114                  10%                      7%
                                 -----                 ---                      --

                  Total          1,096                 100%                     70%
                                 =====                 ===                      ==

         Of the units (1,096 in total) receiving rent subsidies from Section 8, 906 of the units have their contracts expiring during the year ending December 31, 1999. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year, (2) opt out of the contract, or (3) enter into the Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships.

5.       RENTAL PROPERTY

         Rental property consists of the following:

                                                                      December 31,
                                                                      ------------
                                                               1998                   1997
                                                               ----                   ----
              Land                                       $   3,583,996         $   3,559,204
              Buildings and improvements                    37,022,883            34,433,769
              Equipment and furniture                        2,528,801             4,803,692
                                                          ------------          ------------

                                                            43,135,680            42,796,665

              Less accumulated depreciation                (14,886,700)          (13,731,485)
                                                           -----------           -----------

              Net rental property                         $ 28,248,980          $ 29,065,180
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

                  NATIONAL HOUSING PARTNERSHIPS REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)


            Under agreements with the mortgage lenders and FHA, the Local Limited Partnerships are required to make monthly escrow deposits for taxes, insurance and reserves for the replacement of project assets, and are subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

         Approximate maturities of mortgage notes payable for the next five years are as follows:

                                 1999                $   649,000
                                 2000                    701,000
                                 2001                    757,000
                                 2002                    817,000
                                 2003                    883,000
                           Thereafter                 10,373,000
                                                      ----------
                                                     $14,180,000
                                                     ===========

7.       NOTES PAYABLE

         Notes payable were executed by the Local Partnerships with the former owners as part of the acquisition of the properties by the Local Partnerships. These notes bear simple interest at rates of 9% or 10% per annum. The notes are nonrecourse notes secured by a security interest in all partnership interests in the respective Local Partnership and are subordinated to the respective mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from the respective Local Limited Partnership's surplus cash, as defined by the respective HUD Regulatory Agreement. The notes may be prepaid in whole or in part at any time without penalty. Neither the respective Local Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of these notes.

These notes mature as follows:

                  Local Partnership                          Due Date                Note Amount         Accrued Interest
                  -----------------                          --------                -----------         ----------------
           Griffith Limited Partnership                  October 31, 1997*           $ 1,199,396           $ 1,528,173
           Southward Limited Partnership                 October 4, 1998*              1,608,550             2,061,678
                                                                                     -----------           -----------

                    Total Delinquent                                                   2,807,946             3,589,851
                                                                                     -----------           -----------

           Northgate Village Limited Partnership           July 26, 1999                 969,000             1,398,280
           San Jose Limited Partnership                   August 29, 1999              1,698,822             2,436,140
           Gates Mill I Limited Partnership               October 1, 1999              2,667,000             3,799,375
           Hurbell IV Limited Partnership                November 9, 1999                648,064               827,160
                                                                                     -----------           -----------

                    Total Due 1999                                                     5,982,886             8,460,955
                                                                                     -----------           -----------

           Fairmeadows Limited Partnership               December 31, 2010             1,848,750             3,292,314
           Southridge Apartments
                 Limited Partnership                     December 31, 2010             2,166,725             3,150,357
                                                                                     -----------           -----------

                    Total Due 2010                                                     4,015,475             6,442,671
                                                                                     -----------           -----------

                          Total Due                                                  $12,806,307           $18,493,477
                                                                                     ===========           ===========

                  NATIONAL HOUSING PARTNERSHIPS REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)


              * Notes are in default.

         In 1996, Fairmeadows Limited and Southridge Apartments Limited Partnerships and the holders of the $1,848,750 and $2,166,725 notes, respectively, entered into Modification, Renewal and Extension of Liens Agreements ("Agreement") which extended the maturity of the notes to December 1, 2011. Interest on the notes continues to accrue at 10% and is due and payable at Maturity; provided, however, that minimum annual installments of interest are paid on or before December 31 of each year through December 31, 2010. Such minimum annual installment increases each year by not less than 2.5% and not more than 5%, based on the Consumer Price Index for All Urban Consumers (CPI-U). The minimum payments due and paid for Fairmeadows was $45,000 for 1996; $46,530 for 1997; $47,693 for 1998 and for Southridge was $50,000 for
1996; $51,700 for 1997; $53,059 for 1998.

         The difference between the accrued interest recorded as of December 31, 1995 and the amount specified in the Agreements is being amortized over the remaining term of the note at a reduction of interest expense. Amortization of accrued interest of $60,260 and $18,447 was recorded for Fairmeadows Limited and Southridge Apartments Limited Partnerships, respectively in 1998.

         Prior to December 31, 2010, and provided there then exists no default, the Local Limited Partnerships shall have the right to make a discounted cash payment in full payment and satisfaction of the notes. Such payment is calculated as ten times the minimum annual installment of interest due in that year. The payment, if made in 1998 would have been $476,930 for Fairmeadows Limited Partnership and $529,930 for Southridge Apartments Limited Partnership.

8.       DUE TO PARTNERS

         The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, of $75,000 during 1998, 1997 and 1996, respectively. Payments of these fees are made to the General Partner without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 1998, 1997 and 1996, the Local Limited Partnerships paid $10,948, $75,997 and $76,444, respectively. The accumulated fees owed to NHP are $449,380 and $385,328 at December 31, 1998 and 1997, respectively.

         During 1998, 1997 and 1996, the General Partner advanced $100,888, $124,368 and $178,562 to five, ten and five Local Limited Partnerships, respectively, to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). During 1998, 1997 and 1996, two, three and two Local Limited Partnerships, respectively, made payments of principal of $4,329, $13,962 and $25,415 and interest of $23,459, $5,622 and $2,587. At December 31, 1998 and 1997, the balance owed to the General Partner by ten and ten Local Limited Partnerships was $422,631 and $326,072, respectively. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998.

         During 1996, the Partnership advanced $23,472 to one Local Limited Partnership to fund the early settlement of their notes payable. During 1998 and 1997, the Partnership made no advances for working capital purposes. Repayments of advances of $7,146, $2,639 and $36,612 and accrued interest of $17,651, $3,004 and $24,277 were received from one, one and two Local Limited Partnerships during 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, the Partnership's working capital advances to Local Limited Partnerships amounted to $369,805 and $376,951, respectively. Interest is charged at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998.

                  NATIONAL HOUSING PARTNERSHIPS REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)


         All advances and accumulated interest will be paid in conformity with HUD and/or other regulator requirements and applicable partnership agreements.

                  NATIONAL HOUSING PARTNERSHIPS REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)


9.       FEDERAL AND STATE INCOME TAXES

   The Local Limited Partnerships are not taxed on their income. The partners are taxed in their individual capacities upon their distributive share of the Local Limited Partnerships' taxable income and are allowed the benefits to be derived from offsetting their distributive share of the tax losses against taxable income from other sources subject to passive loss rule limitations. The taxable income or loss differs from amounts included in the statement of operations primarily because of different methods used in determining depreciation expense for tax purposes. The tax loss is allocated to partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

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

         Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1998. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

11.      RELATED-PARTY TRANSACTIONS

         An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by eight of the Local Limited Partnerships. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a preferred stock subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned $663,259, $812,257 and $775,238 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1998, 1997 and 1996, respectively. In 1996, NHPI paid an affiliate of NHP approximately $80,000 to secure the rights to manage Fairmeadows and Southridge for the year ended December 31, 1997. At December 31, 1998 and 1997, amounts due NHPMC and unpaid by the Local Limited Partnership amounted to $21,250 and $58,061, respectively.

         Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 1998, 1997 and 1996,

                  NATIONAL HOUSING PARTNERSHIPS REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)


were approximately $1,010,000, $875,000 and $896,000, respectively. Additionally, at December 31, 1997, trade payables include $11,281 due to NHPMC.

         An affiliate of the Local Partner of Gates Mills I Limited Partnership provides management services for the property owned by the Local Limited Partnership. During 1998, 1997 and 1996, they received $66,387, $69,797 and $71,308, respectively, for these services. Additionally, in 1998, 1997 and 1996, $6,531, $8,130 and $6,456, respectively, was paid to another affiliate of this Local Partner for painting services.

12.      GOING CONCERN

         Certain of the Local Partnership's notes payable are past due or are due in 1999 (see Note 7). Continuation of the Local Partnerships' operations in the present form is dependent on its ability to extend the maturity date of these notes, or to repay or to refinance the notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

13.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. For the mortgage notes payable and the notes payable and related accrued interest, a reasonable estimate of fair value could not be made without incurring excessive costs. The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

14.      RESTATEMENT

         Subsequent to the issuance of the combined financial statements of the Local Limited Partnerships for the year ended December 31, 1997, the Local Limited Partnerships' management determined that interest expense with respect to one of the Local Limited Partnerships was overstated by $147,900. As a result, the accompanying financial statements have been restated from the amounts previously reported to reflect the appropriate interest expense on the Local Limited Partnerships for the year ended December 31, 1997. The significant effects of the restatement are as follows:

                                          As Previously Reported       As Restated
                                          ----------------------       -----------
As of December 31, 1997
-----------------------

Accrued interest on note payables              $17,570,864            $17,422,964

Partners' deficit                              (14,920,802)           (14,772,902)


For the Year Ended December 31, 1997
------------------------------------

Interest on notes payables                       1,411,125              1,263,255

Net loss                                        (1,546,439)            (1,398,539)