Form 10QSB
period 1999-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 1999-05-17
CIK 731131

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT of 1934

                   For the transition period from          to

                         Commission file number 0-13465


                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
       (Exact name of small business issuer as specified in its charter)

          Maryland                                               52-1358879
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                       9200 KEYSTONE CROSSING, SUITE 500
                        INDIANAPOLIS, INDIANA 46240-7602
                    (Address of principal executive offices)

                                 (317) 817-7500
                           Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

a)
                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)

                                 MARCH 31, 1999





ASSETS

  Investments in and advances to Local Limited

     Partnerships (Note 2)                                    $ 1,804,910

                                                              $ 1,804,910

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


Liabilities

  Administrative and reporting fee payable to

     General Partner (Note 3)                                 $   937,954

  Due to General Partner (Note 3)                                   9,072

  Accrued interest on partner loans (Note 3)                          932

  Accrued expenses                                                 73,096

                                                                1,021,054

Partners' equity (deficit)

  General Partner--The National Housing

     Partnership (NHP)                                           (87,527)

   Original Limited Partner--1133 Fifteenth

      Street Associates                                          (92,427)

   Other Limited Partners--11,519 investment

      units                                                       963,810


                                                                  783,856


                                                              $ 1,804,910


                 See Accompanying Notes to Financial Statements

b)
                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                       Three Months Ended

                                                            March 31,

                                                         1999       1998

REVENUES:

  Share of (losses) profits from Local Limited

    Partnerships (Note 2)                            $ (8,321)   $ 25,928

  Interest income                                          --          89

                                                       (8,321)     26,017
COSTS AND EXPENSES:

  Administrative and reporting fees to General

    Partner (Note 3)                                   21,598      21,598

  Interest expense on General Partner loans               233         165

  Other operating expenses                             17,817      14,451

       Total expenses                                  39,648      36,214

NET LOSS                                             $(47,969)   $(10,197)

NET LOSS ASSIGNABLE TO LIMITED PARTNERS              $(47,009)   $ (9,993)


NET LOSS PER LIMITED PARTNERSHIP INTEREST            $     (4)   $     (1)


                 See Accompanying Notes to Financial Statements

c)
                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                    STATEMENTS OF PARTNER'S EQUITY (DEFICIT)
                                  (UNAUDITED)



                                         The        1133
                                       National

                                       Housing    Fifteenth   Other

                                     Partnership   Street    Limited

                                        (NHP)    Associates  Partners   Total


Equity (deficit) at December 31, 1998$ (87,047)  $(91,947)  $1,010,819$831,825


Net loss - three months ended

   March 31, 1999                         (480)  $   (480)  $ (47,009) (47,969)


Equity (deficit) at March 31, 1999   $ (87,527)  $(92,427)  $ 963,810 $783,856


Percentage interest at

   March 31, 1999                           1%         1%         98%     100%

                                           (A)        (B)         (C)


(A)  General Partner
(B)  Original Limited Partner
(C)  Consists of 11,519 investment units

                 See Accompanying Notes to Financial Statements

d)
                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)



                                                      Three Months Ended

                                                          March 31,


                                                        1999      1998

CASH FLOWS FROM OPERATING ACTIVITIES:

  Interest received                                  $     --  $     89

  Operating expenses paid                                (400)     (701)

  Net cash used in operating activities                  (400)     (612)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net advances from General Partner                       400        --

  Net cash provided by financing activities               400        --


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             --    26,125


CASH AND CASH EQUIVALENTS, END OF PERIOD             $     --  $ 25,513


RECONCILIATION OF NET LOSS TO NET CASH USED IN

  OPERATING ACTIVITIES:

   Net loss                                          $(47,969) $(10,197)

   Adjustments to reconcile net loss to net cash

   used in operating activities:

   Share of losses (profits) from Local Limited

     Partnerships                                       8,321   (25,928)

   Increase in administrative and reporting fees

      payable                                          21,598    21,598

   Increase in accrued interest on Partner loans          233       165

   Increase in other accrued expenses                  17,417    13,750

     Total adjustments                                 47,569     9,585

Net cash used in operating activities                $   (400) $   (612)


                 See Accompanying Notes to Financial Statements




                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  ACCOUNTING POLICIES

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

The General Partner raised capital for the Partnership by offering and selling to additional limited partners 11,519 investment units at a price of $1,000 per unit. During 1984, the Partnership acquired limited partnership interests ranging from 98% to 99% in ten Local Limited Partnerships, each of which was organized to acquire and operate an existing rental housing project.

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

The Original Limited Partner of the Partnership is 1133 Fifteenth Street Associates, whose limited partners were key employees of an affiliate of the Partnership at the time the Partnership was formed and whose general partner is the sole shareholder of the Partnership's General Partner.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1998.

(2)  INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships; Fairmeadows Limited Partnership, Forest Green Limited Partnership, Griffith Limited Partnership, Northgate Village Limited Partnership, Southward Limited Partnership, San Jose Limited Partnership, Southridge Apartments Limited Partnership, Hurbell IV Limited Partnership and Village Green Limited Partnership. Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of March 31, 1999, investments in eight of the ten Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $174,614 and $306,803 of losses from Local Limited Partnerships during the three months ended March 31, 1999 and 1998, respectively. As of March 31, 1999, the Partnership has not recognized a total of $16,895,463 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made to a Local Limited Partnership for which the Partnership carries its investment at zero, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by eight of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these eight Local Limited Partnerships, has been reduced to zero at March 31, 1999. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships. Interest is calculated at the Chase Manhattan prime rate plus 2% (9.75% at March 31, 1999). Payment of the advance and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the three months ended March 31, 1999 and 1998, no working capital advances or repayments were made between the Partnership and the Local Limited Partnerships. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $369,805 as of March 31, 1999.

The following are combined statements of operations for the three months ended March 31, 1999 and 1998, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                       COMBINED STATEMENTS OF OPERATIONS

                                          Three Months Ended March 31,
                                               1999          1998

Rental income                               $1,814,975   $1,837,824
Other income                                    58,549       54,134

 Total income                                1,873,524    1,891,958

Operating expenses                           1,192,077    1,254,543
Interest, taxes and insurance                  551,646      624,200
Depreciation                                   295,899      297,908

 Total expenses                              2,039,622    2,176,651


Net loss                                    $ (166,098)  $ (284,693)

National Housing Partnership
 Realty Fund I share of losses              $ (163,526)  $ (280,875)

(3)  TRANSACTIONS WITH THE GENERAL PARTNER

During the three month periods ended March 31, 1999 and 1998, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $21,598 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was $937,954 at March 31, 1999.

During the three months ended March 31, 1999, $400 of working capital advances or repayments were made by the Partnership to the General Partner. No such amounts were advanced or repaid during the three months ended March 31, 1998. The amount owed to the General Partner at March 31, 1999 and March 31, 1998 was approximately $9,072 and $8,672, respectively. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2% (9.75% at March 31, 1999). Accrued interest on this loan amounted to $932 and $698 at March 31, 1999 and March 31, 1998, respectively.

The advances and accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

(4)  SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for years beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

(5)  LEGAL PROCEEDINGS

The partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

LIQUIDITY AND CAPITAL RESOURCES

The Properties are held by the Local Limited Partnerships and receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

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

Net cash used in operations for the three months ended March 31, 1999 was $400 as compared to cash used in operations of $612 for the three months ended March 31, 1998.

During the three months ended March 31, 1999 and 1998, no working capital advances or repayments were made by the Partnership to the Local Limited Partnerships. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $369,805 as of March 31, 1999.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 1999, investments in eight Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in revenue as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. There were no cash distributions during the three months ended March 31, 1999 and 1998, respectively. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

The Partnership has no cash and cash equivalents at March 31, 1999. The ability of the Partnership to meet its on-going cash requirements is dependent on distributions from recurring operations received from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties. The Partnership's only other form of liquidity is from General Partner loans. For the three months ended March 31, 1999, the General Partner advanced the Partnership $400 to pay operating expenses. There were no advances for the three months ended March 31, 1998. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

At March 31, 1999, the Partnership currently owes the General Partner $937,954 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the properties held by the Local Limited Partnerships, rather than through recurring operations.

Eight of the Local Limited Partnerships in which the Partnership has invested have deferred acquisition notes due to the original owner of each Property. With the exception of Fairmeadows and Southridge, these notes have matured or will reach final maturity prior to December 1999. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships.

Griffith Limited Partnership's note payable and related accrued interest became due on October 31, 1997, with a balance of $2,727,569 at December 31, 1998. In 1997, the general partner was negotiating with the noteholders to extend the agreement to October 31, 1999. However, as of March 31, 1999, adequate approval of the proposed extension by a sufficient number of noteholders had not been secured and the notes are in default. Continuation of Griffith Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of these notes, repay the notes or obtain other long-term financing to repay the notes.

Southward Limited Partnership's note payable and related accrued interest became due on October 4, 1998. As of March 31, 1999, Southward Limited Partnership had not renegotiated the terms of the notes including the extension of the due date and is therefore in default. Continuation of Southward Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of these notes, repay the notes or obtain other long-term financing to repay the notes.

Northgate Village, San Jose, Gates Mills I and Hurbell IV Limited Partnerships have notes payable due on July 26, 1999, August 29, 1999, October 1, 1999 and November 9, 1999, respectively, with balances of $969,000, $1,698,822, $2,667,000 and $648,064, respectively, plus accrued interest of $1,422,505, $2,478,902, $3,866,050 and $841,742 at March 31, 1999. There is no assurance that the Partnership will be able to satisfy these notes at maturity. As of March 31, 1999, the Limited Partnerships had not renegotiated the terms of the notes including the extension of the due date. Continuation of Northgate Village, San Jose, Gates Mills I and Hurbell IV Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity dates of these notes, repay the notes or obtain other long-term financing to repay the notes.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. Due to the use of the equity method of accounting as discussed in Note 1 to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of profits or losses of the Local Limited Partnerships. Eight of the ten investments in Local Limited Partnership have been reduced to zero. As a result, the Partnership's operations are no longer being affected by its share of the operations. The Partnership has recorded its share of operations in the remaining two Local Limited Partnerships which amounted to a loss of $8,321 for the three months ended March 31, 1999, and profits of $25,928 for the three months ended March 31, 1998.

The Partnership realized a net loss of $47,969 for the three months ended March 31, 1999, compared to a net loss of $10,197 for the three months ended March 31, 1998. Net loss per unit of limited partnership interest increased to $4 from $1 for the 11,519 units outstanding for both periods. The decrease in net loss was primarily due to the Partnerships' share of losses from Local Limited Partnerships of $8,321 recognized in 1999, compared to the Partnerships' share of profits from Local Limited Partnerships of $25,928 recognized in 1998. The Partnership did not recognize $174,614 of its allocated share of losses from eight Local Limited Partnerships for the three months ended March 31, 1999, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of operating losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $121,167 between periods, primarily due to a decrease in total expenses.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

                          PART II - OTHER INFORMATION



ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit No.

               27   Financial Data Schedule.

          (b)  Reports on Form 8-K:

               None filed during the quarter ended March 31, 1999.


                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                              (Registrant)


                              By:  The National Housing Partnership,
                                   its sole General Partner


                              By:  National Corporation for Housing
                                   Partnerships, its sole General Partner


                              By:  /s/Troy D. Butts
                                   Troy D. Butts
                                   As Senior Vice President
                                   and Chief Financial Officer

                              Date: May 17, 1999