Form 10QSB
period 1999-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 1999-08-17
CIK 731131

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

                  For the quarterly period ended June 30, 1999

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

                                 JUNE 30, 1999

ASSETS

  Investments in and advances to Local Limited

     Partnerships (Note 2)                                    $ 1,797,126

                                                              $ 1,797,126
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Administrative and reporting fee payable to

     General Partner (Note 3)                                 $   959,552

  Due to General Partner (Note 3)                                   9,072

  Accrued interest on partner loans (Note 3)                        1,180

  Accrued expenses                                                 45,349

                                                                1,015,153
Partners' equity (deficit)

  General Partner--The National Housing

     Partnership (NHP)                                           (87,545)

   Original Limited Partner--1133 Fifteenth

      Street Associates                                          (92,445)

   Other Limited Partners--11,519 investment

      units                                                       961,963

                                                                  781,973

                                                              $ 1,797,126


                 See Accompanying Notes to Financial Statements

b)
                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                            Three Months Ended      Six Months Ended

                                                 June 30,               June 30,

                                             1999        1998       1999        1998


REVENUES:

Share of profits from Local

  Limited Partnerships (Note 2)          $  31,436   $   4,746   $  23,115   $ 30,674

    Interest income                             --          81          --        170

                                            31,436       4,827      23,115     30,844
COSTS AND EXPENSES:

  Administrative and reporting fees to

   General Partner (Note 3)                 21,598      21,598      43,196     43,196

  Interest expense on General Partner

    loans                                      249         171         482        336

  Other operating expenses                  11,472      12,108      29,289     26,559

       Total expenses                       33,319      33,877      72,967     70,091

NET LOSS                                 $  (1,883)  $ (29,050)  $ (49,852)  $(39,247)

NET LOSS ASSIGNABLE TO LIMITED PARTNERS  $  (1,845)  $ (28,468)  $ (48,856)  $(38,461)

NET LOSS PER LIMITED PARTNERSHIP INTEREST$    (.16)  $   (2.47)  $   (4.24)  $  (3.34)


                 See Accompanying Notes to Financial Statements
c)
                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                    STATEMENTS OF PARTNER'S EQUITY (DEFICIT)
                                  (UNAUDITED)


                                          The National      1133

                                             Housing     Fifteenth      Other

                                           Partnership     Street      Limited

                                              (NHP)      Associates    Partners      Total


Equity (deficit) at December 31, 1998      $ (87,047)    $(91,947)    $1,010,819   $831,825


  Net loss - six months ended

June 30, 1999                                   (498)    $   (498)    $  (48,856)   (49,852)


Equity (deficit) at June 30, 1999          $ (87,545)    $(92,445)    $  961,963    $781,973


Percentage interest at

  June 30, 1999                                   1%           1%            98%        100%

                                                 (A)          (B)            (C)


(A)  General Partner
(B)  Original Limited Partner
(C)  Consists of 11,519 investment units

                 See Accompanying Notes to Financial Statements
d)
                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                              Six Months Ended

                                                                  June 30,


                                                              1999         1998
  CASH FLOWS FROM OPERATING ACTIVITIES:

  Interest received                                       $     --     $    170

  Operating expenses paid                                  (39,620)      (6,949)

  Net cash used in operating activities                    (39,620)      (6,779)

CASH FLOWS FROM INVESTING ACTIVITIES

  Distributions received from Local Limited

    Partnerships with equity balances                       39,220           --

  Net cash, provided by investing activities                39,220           --

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net advances from General Partner                            400           --

  Net cash provided by financing activities                    400           --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  --       26,125

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $     --     $ 19,346

RECONCILIATION OF NET LOSS TO NET CASH USED IN

  OPERATING ACTIVITIES:

   Net loss                                               $(49,852)    $(39,247)

   Adjustments to reconcile net loss to net cash

   used in operating activities:

   Share of losses (profits) from Local Limited

     Partnerships                                          (23,115)     (30,674)

   Increase in administrative and reporting fees

      payable                                               43,196       43,196

   Increase in accrued interest on Partner loans               482          336

   (Decrease) increase in other accrued expenses           (10,331)      19,610

     Total adjustments                                      10,232       32,468

Net cash used in operating activities                     $(39,620)    $ (6,779)


                 See Accompanying Notes to Financial Statements



                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  ACCOUNTING POLICIES

ORGANIZATION

National Housing Partnership Realty Fund I (the "Partnership" or the "Registrant") is a limited partnership organized under the Maryland Revised Uniform Limited Partnership Act on October 21, 1983. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in Local Limited Partnerships, each of which owns and operates an existing rental housing project or has acquired limited partnership interests in partnerships which own and operate one or two existing rental housing projects. All such rental housing projects are financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD").

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

(2)  INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships; Fairmeadows Limited Partnership, Forest Green Limited Partnership, Griffith Limited Partnership, Northgate Village Limited Partnership, Southward Limited Partnership, San Jose Limited Partnership, Southridge Apartments Limited Partnership, Hurbell IV Limited Partnership and Village Green Limited Partnership. Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of June 30, 1999, investments in eight of the ten Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $419,720 and $640,385 of losses from Local Limited Partnerships during the six months ended June 30, 1999 and 1998, respectively. As of June 30, 1999, the Partnership has not recognized a total of $17,140,572 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made to a Local Limited Partnership for which the Partnership carries its investment at zero, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by eight of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these eight Local Limited Partnerships, has been reduced to zero at June 30, 1999. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships. Interest is calculated at the Chase Manhattan prime rate plus 2% (9.50% at June 30, 1999). Payment of the advance and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the six months ended June 30, 1999 and 1998, no working capital advances or repayments were made between the Partnership and the Local Limited Partnerships. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $369,805 as of June 30, 1999.

The following are combined statements of operations for the three and six months ended June 30, 1999 and 1998, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                       COMBINED STATEMENTS OF OPERATIONS

                                       Three Months Ended         Six Months Ended
                                            June 30,                  June 30,
                                        1999         1998         1999         1998
Rental income                        $1,865,085  $1,811,189   $3,680,060   $3,649,013
Other income                            60,228       53,200      118,777      107,334
  Total income                       1,925,313    1,864,389    3,798,837    3,756,347
Operating expenses                   1,247,903    1,306,789    2,439,980    2,561,332
Interest, taxes and insurance          575,424      592,789    1,127,070    1,216,989
Depreciation                           288,657      297,829      584,556      595,737
  Total expense                      2,111,984    2,197,407    4,151,606    4,374,058
Net income (loss)                    $ (186,671) $ (333,018)  $ (352,769)  $ (617,711)
National Housing Partnership Realty
 Fund I share of losses              $ (183,657) $ (328,836)  $ (347,183)  $ (609,711)

(3)  TRANSACTIONS WITH THE GENERAL PARTNER

During the six month periods ended June 30, 1999 and 1998, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $43,196 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was $959,552 at June 30, 1999.

During the six months ended June 30, 1999, $400 of working capital advances were made by the General Partner to the Partnership. No such amounts were advanced or repaid during the six months ended June 30, 1998. The amount owed to the General Partner at June 30, 1999 and 1998 was approximately $9,072 and $6,315, respectively. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2% (9.50% at June 30, 1999). Accrued interest on this loan amounted to $1,180 and $336 at June 30, 1999 and 1998, respectively.

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

(5)  LEGAL PROCEEDINGS

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO does not believe that the investigations will result in a material adverse impact on its or NHP's operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

The partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

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

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,096 apartment units, 70 percent of the total apartment units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

Net cash used in operations for the six months ended June 30, 1999 was $39,620 as compared to cash used in operations of $6,779 for the six months ended June 30, 1998.

During the six months ended June 30, 1999 and 1998, no working capital advances or repayments were made by the Partnership to the Local Limited Partnerships. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $369,805 as of June 30, 1999.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 1999, investments in eight Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in revenue as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. Cash distributions of $39,220 were received during the six months ended June 30, 1999 for Local Limited Partnerships for which the Partnership's investment has not yet been reduced to zero. There were no cash distributions during the six months ended June 30, 1998. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

The Partnership has no cash and cash equivalents at June 30, 1999. The ability of the Partnership to meet its on-going cash requirements is dependent on distributions from recurring operations received from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties. The Partnership's only other form of liquidity is from General Partner loans. For the six months ended June 30, 1999, the General Partner advanced the Partnership $400 to pay operating expenses. There were no advances for the six months ended June 30, 1998. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

At June 30, 1999, the Partnership currently owes the General Partner $959,552 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely be made if at all from proceeds of the sale or refinancing of the properties held by the Local Limited Partnerships, rather than through recurring operations.

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

Griffith Limited Partnership's note payable and related accrued interest became due on October 31, 1997, with a balance of $2,727,569 at December 31, 1998. In 1997, the general partner was negotiating with the noteholders to extend the agreement to October 31, 1999. However, as of June 30, 1999, adequate approval of the proposed extension by a sufficient number of noteholders had not been secured and the notes are in default. Continuation of Griffith Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of these notes, repay the notes or obtain other long-term financing to repay the notes.

Southward Limited Partnership's note payable and related accrued interest became due on October 4, 1998. As of June 30, 1999, Southward Limited Partnership had not renegotiated the terms of the notes including the extension of the due date and is therefore in default. Continuation of Southward Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of these notes, repay the notes or obtain other long-term financing to repay the notes.

Northgate Village, San Jose, Gates Mills I and Hurbell IV Limited Partnerships have notes payable due on July 26, 1999, August 29, 1999, October 1, 1999 and November 9, 1999, respectively, with balances of $969,000, $1,698,822, $2,667,000 and $648,064, respectively, plus accrued interest of $1,446,730, $2,493,156, $3,932,725 and $856,324 at June 30, 1999. There is no assurance that the Partnership will be able to satisfy these notes at maturity. As of June 30, 1999, the Limited Partnerships had not renegotiated the terms of the notes including the extension of the due date. Continuation of Northgate Village, San Jose, Gates Mills I and Hurbell IV Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity dates of these notes, repay the notes or obtain other long-term financing to repay the notes.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. Due to the use of the equity method of accounting as discussed in Note 1 to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of profits or losses of the Local Limited Partnerships. Eight of the ten investments in Local Limited Partnership have been reduced to zero. As a result, the Partnership's operations are no longer being affected by its share of the operations. The Partnership has recorded its share of operations in the remaining two Local Limited Partnerships which amounted to profits of $23,115 for the six months ended June 30, 1999, and profits of $30,674 for the six months ended June 30, 1998.

The Partnership realized a net loss of $1,883 and $49,852 for the three and six months ended June 30, 1999, compared to a net loss of $29,050 and $39,247 for the three and six months ended June 30, 1998. The decrease in net loss for the three months ended June 30, 1999 was primarily due to the Partnership's share of profits from Local Limited Partnerships of $31,436 compared to the Partnerships' share of profits from Local Limited Partnerships of $4,746 recognized during the three months ended June 30, 1998. The increase in net loss for the six months ended June 30, 1999 was primarily due to the Partnership's share of profits from Local Limited Partnerships of $23,115 compared to the Partnerships' share of profits from Local Limited Partnerships of $30,674 recognized during the six months ended June 30, 1998. Also, contributing to the increase in net loss for the six months ended June 30, 1999 was an increase in total expenses. The increase in total expenses for the six months ended June 30, 1999 was attributed to an increase in other operating expenses and interest expense on General Partner loans. The Partnership did not recognize $419,720 of its allocated share of losses from eight Local Limited Partnerships for the six months ended June 30, 1999, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of operating losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $83,218 and $204,383 between the three and six months periods of June 30, 1999 and 1998, primarily due to a decrease in total expenses.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO does not believe that the investigations will result in a material adverse impact on its or NHP's operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No.
     27   Financial Data Schedule.

(b)  Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.


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


                              Date: August 17, 1999