Form 10QSB
period 1999-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 1999-11-15
CIK 731131

FORM 10-QSB_ QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

                         Commission file number 0-13465


                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
       (Exact name of small business issuer as specified in its charter)


          Maryland                                           52-1358879
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                       9200 KEYSTONE CROSSING, SUITE 500
                        INDIANAPOLIS, INDIANA 46240-7602
                    (Address of principal executive offices)

                                 (317) 817-7500
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

a)

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)
                               SEPTEMBER 30, 1999


ASSETS
Cash and cash equivalents                                 $      947
Investments in and advances to Local Limited
Partnerships (Note 2)                                      1,823,280
                                                          $1,824,227

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities
Administrative and reporting fee payable to
General Partner (Note 3)                                  $  981,286
Due to General Partner (Note 3)                                9,072
Accrued interest on partner loans (Note 3)                     1,441
Accrued expenses                                              43,970

                                                           1,035,769
Partners' equity (deficit)
General Partner -- The National Housing
Partnership (NHP)                                            (87,480)
Original Limited Partner -- 1133 Fifteenth
Street Associates                                            (92,380)
Other Limited Partners -- 11,519 investment
Units                                                        968,318

                                                             788,458

                                                          $1,824,227

                 See Accompanying Notes to Financial Statements
b)


                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                     1999        1998        1999        1998
REVENUES:
 Share of profits from Local
 Limited Partnerships (Note 2)    $ 34,115    $  2,600    $ 57,230    $ 33,274
Interest income                      9,103         106       9,103         276
                                    43,218       2,706      66,333      33,550
COSTS AND EXPENSES:
Administrative and reporting fees
to General Partner (Note 3)         21,734      21,598      64,930      64,794
Interest expense on General
Partner loans                          262         178         743         514
Other operating expenses            14,737      26,870      44,027      53,429
Total expenses                      36,733      48,646     109,700     118,737

Net income (loss)                  $ 6,485    $(45,940)   $(43,367)   $(85,187)

Net income (loss) assignable to
limited partners                   $ 6,355    $(45,022)   $(42,501)   $(83,483)
Net income (loss) per limited
partnership interest               $   .55    $  (3.91)   $  (3.69)   $  (7.25)

                 See Accompanying Notes to Financial Statements
c)

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                    STATEMENTS OF PARTNER'S EQUITY (DEFICIT)
                                  (UNAUDITED)

                              The National      1133
                                 Housing     Fifteenth       Other
                               Partnership     Street       Limited
                                  (NHP)      Associates    Partners        Total
Equity (deficit) at
December 31, 1998              $  (87,047)  $  (91,947)   $1,010,819    $  831,825

Net loss - nine months ended
September 30, 1999                   (433)        (433)      (42,501)      (43,367)

Equity (deficit) at
September 30, 1999             $  (87,480)  $  (92,380)   $  968,318    $  788,458

Percentage interest at
September 30, 1999                     1%            1%          98%          100%
                                      (A)           (B)          (C)


(A)General Partner
(B)Original Limited Partner
(C)Consists of 11,519 investment units

                 See Accompanying Notes to Financial Statements
d)

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)


                                                            Nine Months Ended
                                                              September 30,
                                                           1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                       $   9,103    $     276
Operating expenses paid                                   (55,737)     (24,331)
Net cash used in operating activities                     (46,634)     (24,055)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Local Limited Partnerships
with equity balances                                       39,220           --
  Repayment of advances to Local Limited Partnerships       7,962           --
Net cash provided by investing activities                  47,181           --

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances from General Partner                             400           --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 --       26,125

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $    947     $  2,070

RECONCILIATION OF NET LOSS TO NET CASH USED IN
OPERATING ACTIVITIES:
Net loss                                                 $(43,367)    $(85,187)
Adjustments to reconcile net loss to net cash used in
operating activities:
Share of profits from Local Limited Partnerships          (57,230)     (33,274)
Increase in administrative and reporting fees payable      64,930       64,794
Increase in accrued interest on Partner loans                 743          514
(Decrease) increase in other accrued expenses             (11,710)      29,098

Total adjustments                                          (3,267)      61,132

Net cash used in operating activities                    $(46,634)    $(24,055)


                 See Accompanying Notes to Financial Statements


e)

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND 1
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

(2)  INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited
Partnerships: Fairmeadows Limited Partnership, Forest Green Limited Partnership, Griffith Limited Partnership, Northgate Village Limited Partnership, Southward Limited Partnership, San Jose Limited Partnership, Southridge Apartments Limited Partnership, Hurbell IV Limited Partnership, and Village Green Limited Partnership. Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of September 30, 1999, investments in eight of the ten Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $611,677 and $1,086,400 of losses from Local Limited Partnerships during the nine months ended September 30, 1999 and 1998, respectively. As of September 30, 1999, the Partnership has not recognized a total of $17,332,529 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made to a Local Limited Partnership for which the Partnership carries its investment at zero, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by eight of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these eight Local Limited Partnerships, has been reduced to zero at September 30, 1999. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions in excess of investment in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships. Interest is calculated at the Chase Manhattan prime rate plus 2% (9.75% at September 30, 1999). Payment of the advance and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the nine months ended September 30, 1999 and 1998, no working capital advances were made between the Partnership and the Local Limited Partnerships. A repayment of $7,962 was received during the nine months ended September 30, 1999. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $361,842 as of September 30, 1999.

The following are combined statements of operations for the three and nine months ended September 30, 1999 and 1998, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.





                            COMBINED STATEMENTS OF OPERATIONS

                          Three Months Ended          Nine Months Ended
                             September 30,              September 30,
                         1999          1998          1999          1998

Rental income         $ 1,869,097    $1,812,455    $5,549,157    $ 5,461,468
Other income               91,694        64,820       210,471        172,154
Total income            1,960,791     1,877,275     5,759,628      5,633,622
Operating expenses      1,235,846     1,434,218     3,675,826      3,995,550
Interest, taxes, and
   insurance              546,135       600,824     1,673,205      1,817,813
Depreciation              286,045       291,244       870,601        886,981
Total expense           2,068,026     2,326,286     6,219,632      6,700,344

Net loss               $ (107,235)   $ (449,011)   $ (460,004)   $(1,066,722)

National Housing Partnership
Realty Fund I share of
  losses                 (105,199)   $ (443,415)   $ (452,382)   $(1,053,126)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During the nine month periods ended September 30, 1999 and 1998, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $64,930 and $64,794, respectively, for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was $981,286 at September 30, 1999.

During the nine months ended September 30, 1999, $400 of working capital advances were made by the General Partner to the Partnership. No such amounts were advanced or repaid during the nine months ended September 30, 1998. The amount owed to the General Partner at September 30, 1999 was approximately $9,072. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2% (9.75% at September 30, 1999). Accrued interest on this loan amounted to $1,441 at September 30, 1999.

The advances and accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

(4) SEGMENT INFORMATION

As defined in SFAS No. 131, ("Disclosure about Segments of an Enterprise and Related Information"), the Partnership has only one reportable segment. Due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

(5) LEGAL PROCEEDINGS

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO") or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP does not believe that the investigations will result in a material adverse impact on NHP's operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

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

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,096 apartment units, 70 percent of the total apartment units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project_ based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP" Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

Cash and cash equivalents amounted to $947 and $2,070 at September 30, 1999 as compared to $0 at December 3, 1998. The change in cash and cash equivalents was due to $47,181 of cash provided by operating activities being partially offset by $46,634 of cash used in operating activities. The ability of the Partnership to meet its on-going cash requirements is dependent on distributions from recurring operations received from the Local Limited Partnerships or proceeds from sales or refinancing of one or more of the underlying properties. The Partnership's only other form of liquidity is from General Partner loans. For the nine months ended September 30, 1999, the General Partner advanced the Partnership $400 to pay operating expenses. There were no advances for the nine months ended September 30, 1998. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

At September 30, 1999, the Partnership currently owes the General Partner $981,286 for administrative and reporting services performed. The payment of the unpaid administrative and reporting fees will most likely be made if at all from proceeds of the sale or refinancing of the properties held by the Local Limited Partnerships, rather than through recurring operations.

During the nine months ended September 30, 1999 and 1998, no working capital advances were made by the Partnership to the Local Limited Partnerships. A repayment of $7,962 was received during the nine months ended September 30, 1999. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $361,842 as of September 30, 1999.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 1999, investments in eight Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded in revenue as distributions received in excess of investment in Local Limited Partnerships. For those investments not reduced to zero, distributions received are recorded as distributions from Local Limited Partnerships. Cash distributions of $39,220 were received during the nine months ended September 30, 1999 for Local Limited Partnerships for which the Partnership's investment has not yet been reduced to zero. There were no cash distributions during the nine months ended September 30, 1998. The receipt of distributions in future quarters and years is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

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

Griffith Limited Partnership's note payable and related accrued interest became due on October 31, 1997, with a balance of $2,808,961 at September 30, 1999. The notes are currently in default. Continuation of Griffith Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of this note, repay the note or obtain other long-term financing to repay the note.

Southward Limited Partnership's note payable and related accrued interest became due on October 4, 1998, with a balance of $3,778,804 at September 30, 1999. As of September 30, 1999, Southward Limited Partnership had not renegotiated the terms of the note including the extension of the due date and is therefore in default. Continuation of Southward Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of this note, repay the note or obtain long-term financing to repay the note.

Northgate Village Limited Partnership's note payable and related accrued interest became due on July 26, 1999, with a balance of $2,439,955 at September 30, 1999. As of September 30, 1999, Northgate Village Limited Partnership had not renegotiated the terms of the note including the extension of the due date and is therefore in default. Continuation of Northgate Village Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of this note, repay the note or obtain long term financing to repay the note.

San Jose Limited Partnership's note payable and related accrued interest became due on August 29, 1999 with a balance of $4,262,372 at September 30, 1999. As of September 30, 1999, San Jose Limited Partnership had not renegotiated the terms of the note including the extension of the due date and is therefore in default. Continuation of San Jose Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of this note, repay the note or obtain long term financing to repay the note.

Gates Mill I, and Hurbell IV Limited Partnerships have notes payable due on October 1, 1999, and November 9, 1999, respectively, with balances of $2,667,000 and $648,064 at September 30, 1999 and accrued interest of $3,999,323 and $870,906 at September 30, 1999. There is no assurance that the partnerships will be able to satisfy these notes to maturity. As of September 30, 1999, the Limited Partnerships had not renegotiated the terms of the notes including the extension of the due date. Continuation of Gates Mills I, and Hurbell IV Limited Partnership's operations in the present form is dependent on their ability to extend the maturity dates of these notes, repay the notes, or obtain other long-term financing to repay the notes.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. Due to the use of the equity method of accounting as discussed in Note 1 to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of profits or losses of the Local Limited Partnerships. Eight of the ten investments in Local Limited Partnership have been reduced to zero. As a result, the Partnership's operations are no longer being affected by its share of the operations. The Partnership has recorded its share of operations in the remaining two Local Limited Partnerships which amounted to profits of $57,230 for the nine months ended September 30, 1999, and profits of $33,274 for the nine months ended September 30, 1998.

The Partnership realized net income of $6,485 and a net loss of $43,367 for the three and nine months ended September 30, 1999, compared to a net loss of $45,940 and $85,187 for the three and nine months ended September 30, 1998. The decrease in net loss for the three months ended September 30, 1999 was primarily due to the Partnership's share of profits from Local Limited Partnerships of $34,115 compared to the Partnership's share of profits from Local Limited Partnerships of $2,600 recognized during the three months ended September 30, 1998. The decrease in net loss for the nine months ended September 30, 1999 was primarily due to the Partnership's share of profits from Local Limited Partnerships of $57,230 compared to the Partnerships' share of profits from Local Limited Partnerships of $33,274 recognized during the nine months ended September 30, 1998. Also, contributing to the decrease in net loss for the nine months ended September 30, 1999 was a decrease in total expenses. The decrease in total expenses for the nine months ended September 30, 1999 was attributable to a decrease in other operating expenses. The Partnership did not recognize $611,677 of its allocated share of losses from eight Local Limited Partnerships for the nine months ended September 30, 1999, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's share of operating losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $343,812 and $614,340 between the three and nine month periods of September 30, 1999 and 1998, primarily due to an increase in total income and a decrease in total expenses.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO") or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP does not believe that the investigations will result in a material adverse impact on NHP's operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


a)   Exhibits

     Exhibit 27, Financial Data Schedule

b)   Reports on Form 8-K:

     None filed during the quarter ended September 30, 1999.


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                                (Registrant)


                                By:     The National Housing Partnership,
                                        Its sole General Partner


                                By:     National Corporation for Housing
                                        Partnerships, its sole General Partner


                                By:     /s/Patrick J. Foye
                                        Patrick J. Foye
                                        Executive Vice President


                                By:     /s/Martha L. Long
                                        Martha L. Long
                                        Senior Vice President and
                                        Controller


                                Date:  November 15, 1999