Form 10KSB
period 1999-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2000-03-31
CIK 731131

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the

                       Securities and Exchange Act of 1934

  For the fiscal year ended December 31, 1999.... Commission file number 0-13465

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

Securities registered pursuant to Section 12(g) of the Act: 11,509 Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenue for its most recent fiscal year $123,000.

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

Documents incorporated by reference.   None

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                        (A MARYLAND LIMITED PARTNERSHIP)

                         1999 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                 Page

      Item 1.   Business                                           2
      Item 2.   Properties                                         7
      Item 3.   Legal Proceedings                                  7
      Item 4.   Submission of Matters to a Vote of Security Holders
      7

                                     PART II

      Item 5.   Market for the Registrant's Partnership            8
                  Interests and Related Partnership Matters
      Item 6.   Management's Discussion and Analysis or Plan
                  of Operations                                    8
      Item 7.   Financial Statements                              12
      Item 8.   Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure          31


                                    PART III

      Item 9.   Directors and Executive Officers of the Registrant32
      Item 10.  Executive Compensation                            33
      Item 11.  Security Ownership of Certain Beneficial
                  Owners and Management                           33
      Item 12.  Certain Relationships and Related Transactions    33


                                     PART IV

      Item 13.  Exhibits and Reports on Form 8-K                  35

                                     PART I

Introduction

      The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Item 1.     Business

      National Housing Partnership Realty Fund I (A Maryland Limited Partnership) (the "Partnership" or the "Registrant") was formed under the Maryland Revised Uniform Limited Partnership Act as of October 21, 1983. On May 25, 1984, the Partnership commenced offering 20,000 limited partnership interests, at a price of $1,000 per interest, through a public offering registered with the Securities and Exchange Commission (the "Offering"). The Offering was managed by Dean Witter Reynolds, Inc. and was terminated on November 29, 1984, with subscriptions for 11,519 limited partnership interests.

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

Receipt of HUD Subpoena/Tolling Agreement

      In October 1997, NHP received a subpoena from the Inspector General of the United States Department of Housing and Urban Development ("HUD") requesting documents relating to any agreement whereby NHP or any of its affiliates provides or has provided compensation to owners (or their affiliates) of HUD-assisted properties in connection with management of a HUD-assisted property (the "Transactions"). This matter has been disclosed in all filings by NHP with the Securities and Exchange Commission. Documents were produced which may have been responsive to the HUD subpoena and submitted to the HUD Inspector General ("HUD 16") in 1998.

      On or about February 26, 1998, Counsel for NHP and the U.S. government entered into a Tolling Agreement with respect to any applicable statues of limitations related to certain civil claims the government may have against NHP in connection with the Transactions. The Tolling Agreement expired in August 1998.

      In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

      NHP believes its operations are in compliance, in all material respects with all laws, rules, and regulations related to HUD-assisted or HUD-insured properties and has retained counsel in connection with NHP's response to the subpoena. Although no action has been initiated against the Partnership, NHP, or AIMCO or, to AIMCO's knowledge, any owner of a HUD property managed by NHP or AIMCO, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects or otherwise have a material adverse affect on the results of operations of AIMCO.

      The Partnership's business is to hold limited partnership interests in ten limited partnerships ("Local Limited Partnerships"), each of which owns and operates a multi-family rental housing property ("Properties") which receives one or more forms of assistance from the Federal Government.

      The Partnership acquired interests in the Local Limited Partnerships from sellers who originally developed the Properties. In each instance, NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 6, Management's Discussion and Analysis or Plan of Operations" for information relating to the Registrant's rights and obligations to make additional contributions or loans to Local Limited Partnerships.

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

      The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:

          SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
    IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND I HAS AN INVESTMENT

                                                          Units            Occupancy
                                          Financed,     Authorized        Percentage
                                           Insured      for Rental       for the Year
                              Number         and        Assistance           Ended
  Property Name, Location       of        Subsidized      Under           December 31,
  and Partnership Name        Units         Under      Section 8 (D)     1999     1998
  --------------------        -----         -----      -------------     ----     ----

Fairmeadows                    200           (A)            --           99%       99%
  Duncanville, Texas
 (Fairmeadows Limited
  Partnership)
Forest Green                   100           (A)            85           86%       95%
  Gainesville, Florida
   (Forest Green Limited
     Partnership)
Howard F. Robbins Tower        191           (A)            183          98%      100%
 Mayfield Heights, Ohio
 (Gates Mills I Limited
  Partnership)
Lakeview Apartments            100           (A)            95           99%       98%
  Fresno, California
  (Griffith       Limited
Partnership)
Northgate Village              150           (A)            49           98%       99%
  Columbus, Georgia
   (Northgate     Village
Limited
     Partnership)
Parker Square                  175           (A)            113          99%      100%
 Houston, Texas
 (Southward       Limited
 Partnership)
San Jose                       220           (A)            215          100%     100%
 San Antonio, Texas
 (San    Jose     Limited
 Partnership)
Southridge                     232           (A)            172          99%       98%
 Austin, Texas
 (Southridge   Apartments
 Limited
Partnership)
Talladega Downs                100           (A)            100          100%     100%
 Talladega, Alabama
 (Hurbell    IV   Limited
 Partnership)
Village Green                  100           (A)            77           88%       97%
 Gainesville, Florida
 (Village Green Limited
  Partnership

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

      The Federal Housing Administration (FHA) has contracted with the ten subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are five years with one or two five year renewal options.

      For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,089 units, 69 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

      The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                        Subsidized Units  Subsidized Units
                                          Expiring as a     Expiring as a
                           Number      Percentage of Total  Percentage of
                          of Units      Subsidized Units        Total Units

               2000        1,073               99%               68%
               2001           --               --                --
         Thereafter           16                1%                1%
                          ------             ----               ---

              Total        1,089              100%               69%
                           =====              ===                ==

      Of the units (1,089 in total) receiving rent subsidies from Section 8, 1,073 of the units have their contracts expiring during the year ending December 31, 2000. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year, (2) opt out of the contract, or (3) enter into the Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships.

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

      HUD Approval and Enforcement

A significant number of properties owned by the Partnership are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties. In the event of instances of unsatisfactory performances or regulatory violations, the HUD office with jurisdiction over the applicable property has the authority to enter a "flag" into the computerized 2530 Clearance system. If one or more flags have been entered, a decision whether to grant 2530 Clearance is then subject to review by HUD's Multifamily Participation Review Committee in Washington, D.C. (the 2530 Committee). As a result of certain mortgage defaults and unsatisfactory ratings received by NHP Incorporated in years prior to its acquisition by AIMCO in December, 1997, HUD believes that the 2530 Committee must review any application for 2530 Clearance filed by AIMCO. On December 18, 1998, AIMCO received approval of approximately fifty 2530 applications and had no unresolved flags in the 2530 system as of December 31, 1998. As a result of HUD's review of 2530 applications during 1999 two unresolved flags existed at December 31, 1999. Subsequent to December 31, 1999 one of these flags was resolved and the other is currently being addressed.

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

      Regulation of Affordable Housing

      As of December 31, 1999, the Partnership held an equity interest in 10 properties that benefit from government programs intended to provide housing to people of low or moderate incomes. These programs, which are usually administered by the HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition to the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, a sale of the property may become necessary, which could result in a loss of the Partnership's interest in the property, as well as any benefits flowing from the property. The Partnership must obtain the approval of HUD in order to acquire a significant interest in a HUD-assisted or HUD-insured property. The Partnership can make no assurance that it will always receive such approval.

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

   Ownership Percentages

      The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 1999.


                NHP Realty Fund I  Original Cost
                   Percentage      of Ownership    Mortgage   Notes Payable and
Partnership         Interest        Interest       Notes    Accrued Interest (1)
                                                                (in thousands)
Fairmeadows L.P.         99%          $1,091     $  1,676          $5,266
Forest Green L.P.        99%             420          850              --
Gates Mills I L.P.       98%           1,561        2,021           6,733
Griffith L.P.            99%             631          909           2,836
Northgate   Village      99%             621        1,246           2,464
L.P.
Southward L.P.           99%            917         1,384           3,815
San Jose L.P.            99%           1,156        1,791           4,306
Southridge    Apts.      99%           1,344        1,971           5,515
L.P.

Hurbell IV L.P.          99%             372          967           1,534
Village Green L.P.       99%             430          716              --

(1)   See  "Item  6.   Management's   Discussion   and  Analysis  or  Plan  of
Operations" for further details.

Item 2.     Properties

      See Item 1 for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships.

Item 3.     Legal Proceedings

      In 1997, NHP received subpoenas from the HUD Inspector General ("IG") requesting documents relating to arrangements whereby NHP or any of its affiliates provided compensation to owners of HUD-assisted or HUD-insured multi-family projects in exchange for or in connection with property management of a HUD project.

      In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

The partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

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

      (b) As of December 31, 1999, there were 1,111 registered holders of 11,509 limited partnership interests (in addition to 1133 Fifteenth Street Associates - See "Item 7. Financial Statements -
            Note 1"). In 1999, the number of Limited Partnership Units decreased by 10 units due to Limited Partners abandoning his or her units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

      (c) No cash dividends or distributions have been declared from the inception of the Partnership to December 31, 1999.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

      This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Year 2000 Compliance

General Description

      The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The
Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

      In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

      To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

      The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

      The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

      At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

      The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

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

      As discussed in Note 6 to the combined financial statements, eight of the Local Limited Partnerships in which the Partnership has invested have notes payable to the original owner of each Property. With the exception of Fairmeadows and Southridge, these notes were due between 1997 and 1999, and are currently in default. Fairmeadows and Southridge are currently in default due to non-payment of required annual interest payments for 1999 (see below). These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. The noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

      The Fairmeadows and Southridge note, both of which were issued in connection with the Partnership's initial acquisition of the property, initially accrued interest at the rate of 10% per annum. The notes are nonrecourse and are secured by a security interest in all partnership interests in the Partnership. In 1996, the Partnership and the holders of the Fairmeadows and Southridge notes entered into a Modification, Renewal and Extension of Liens Agreement (the Agreement) which extended the maturity of the notes to December 1, 2011. Interest on the notes continues to accrue at 10% and is due and payable at maturity; provided, however, that minimum annual installments of interest are paid on or before December 31 of each year through December 31, 2010. Such minimum annual installment increases each year by not less than 2.5% and not more than 5%, based on the Consumer Price Index for All Urban Consumers (CPI-U). No minimum payments were paid in 1999 on either note.

      The difference between the accrued interest recorded as of December 31, 1995 and the amount specified in the Agreements is being amortized over the remaining term of the notes as a reduction of interest expense using the effective interest rate yield method. Amortization of accrued interest of approximately $60,000 and $18,000 for Fairmeadows and Southridge respectively, was recorded in 1999.

      Griffith, Southward, Northgate Village, San Jose, Gates Mill I and Hurbell IV Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due October 31, 1997, October 4, 1998, July 26, 1999, August 29, 1999, October 1, 1999, and November 9, 1999, respectively. Interest continues to be paid or accrued under the original terms of the respective agreements. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships'
operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

      During 1999 and 1998, no advances were made by the Partnership to Local Limited Partnerships. Repayments of advances of approximately $8,000, and $7,000 and accrued interest of approximately $9,000 and $18,000 were received from one and two Local Limited Partnerships during 1999 and 1998, respectively.

      During 1998, the General Partner advanced approximately $101,000, to five Local Limited Partnerships, to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). No advances were made in 1999. During 1999 and 1998, two and three Local Limited Partnerships, respectively, made payments of principal of approximately $8,000 and $4,000. At December 31, 1999, the balance owed to the General Partner by the Local Limited Partnerships was approximately $363,000, including accrued interest of approximately $9,000. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.25% at December 31, 1999.

      Net cash provided by operations for the year ended December 31, 1999 was approximately $14,000 compared to net cash used in operations of approximately $36,000 in 1998. The increase in cash provided by operations was a result of an increase in the receipt distributions in excess of the investment in Local Limited Partnerships partially offset by slight increase in operating expenses.

      Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, investment carrying values for each of the Local Limited Partnerships has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. Cash distributions of approximately $79,000 and $19,000 were received from five and one Local Limited Partnerships during the years ended December 31, 1999 and 1998, respectively. The receipt of these distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

      The Partnership had cash and cash equivalents of approximately $23,000 at December 31, 1999. The Partnership had no cash and cash equivalents at December 31, 1998. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 1999, is dependent on distributions from recurring operations received from the Local Limited Partnerships, and proceeds from the sales or refinancings of the underlying properties. Total distributions received from Local Limited Partnerships increased to approximately $79,000 in 1999 from $19,000 in 1998. The Partnership's only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

      During 1999 and 1998, the General Partner advanced approximately $1,000 and $3,000 respectively, to the Partnership to pay operating expenses. No repayments of advances were made by the Partnership during 1999 and 1998. Interest is charged on borrowing at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.25% at December 31, 1999. Interest accrued for both the years ended December 31, 1999 and 1998 was approximately $1,000 which is included in other operating expenses on the Partnership's Statement of Operations.

      As of December 31, 1999, the Partnership owes the General Partner approximately $1,003,000 for administrative and reporting services performed. During the years ended December 31, 1999 and 1998, no payments were made by the Partnership to the General Partner for administrative and reporting services. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather, the payment of the unpaid administrative and reporting fees and other advances to the General Partner will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Results of Operations

      The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. Due to the use of the equity method of accounting as discussed in Note 1 to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the profits or losses of the Local Limited Partnerships. As of December 31, 1995, the Partnership had no carrying basis in any of the Local Limited Partnerships and reflected no share of losses for Local Limited Partnerships in 1995. However, during the year ended December 31, 1996, Forest Green and Village Green Limited Partnerships completed discounted buyout agreements for early settlement of their notes payable and related accrued interest payable to former owner, resulting in gains of approximately $1,368,000 and $1,379,000, respectively, for the two Local Limited Partnerships. The Partnership has recorded its net share of profits of approximately $35,000 and $32,000 in the two Local Limited Partnerships for the years ended December 31, 1999 and 1998, respectively.

      The Partnership realized a net loss of approximately $21,000 for the year ended December 31, 1999, compared to a net loss of approximately $99,000 for the year ended December 31, 1998. Net loss per unit of limited partnership interest decreased from $8.40 to $1.82 for the units outstanding at December 31, 1998 and 1999, respectively. The decrease in net loss was primarily due to the increase in the receipt of distributions in excess of investment in Local Limited Partnerships which were slightly offset by a decrease in interest received on advances to Local Limited Partnerships.

      The  Partnership  did  not  recognize  approximately   $1,183,000  of  its
allocated share of losses from seven Local Limited Partnerships for the year ended December 31, 1999, as the Partnership's net carrying basis in them was reduced to zero in a prior year (see Note 2 to the Partnership's financial statements). The Partnership's share of profits and losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased by approximately $126,000 between years.

Item 7.     Financial Statements

      The financial statements of the Partnership are included on pages 12 through 30 of this report.

                          Independent Auditors' Report

To The Partners of

   National Housing Partnership Realty Fund I
Indianapolis, Indiana

We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund I (the Partnership) as of December 31, 1999, and the related statements of operations, partners' (deficit) equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Gates Mills I Limited Partnership or Hurbell IV Limited Partnership (investees of the Partnership) for the year ended December 31, 1999 or Gates Mill I Limited Partnership for the year ended December 31, 1998. The accompanying statement of operations includes approximately $12,000 of distributions in excess of investment from Gates Mill I Limited Partnership for both the year ended December 31, 1999 and 1998. The financial statements of these investees were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for these investees, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund I at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the periods ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 6 to the financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                         /s/Ernst & Young  LLP
Indianapolis, Indiana
March 6, 2000

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                        STATEMENTS OF FINANCIAL POSITION

                                December 31, 1999

                       (in thousands, except unit data)

                          ASSETS

   Cash and cash equivalents
                                                            $ 23
   Investments in and advances to Local Limited
   Partnerships (Note 2)                                   1,840
                                                           -----
                                                          $1,863
           LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
   Administrative and reporting fee payable to
      General Partner (Note 3)
                                                           1,003
   Due to General Partner (Note 3)
                                                               9
   Accrued interest on partner loans (Note 3)
                                                               2
   Accrued expenses

                                                              38

                                                           1,052

Partners' (deficit) equity:
General Partner -- The National Housing Partnership(NHP)     (87)
Original  Limited  Partner -- 1133 Fifteenth  Street
 Associates                                                  (92)
Other Limited Partners -- 11,509 investment units            990

                                                             811
                                                    $      1,863

                      See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                       (in thousands, except unit data)

                                                    Years Ended December 31,
                                                        1999         1998
                                                        ----         ----

REVENUES:
  Share of profits from Local Limited Partnerships
 (Note 2)                                                35           32
  Interest income                                        --            1

  Interest received on advances to Local Limited
  Partnerships (Note 2)                                   9           17

  Distributions in excess of investment in Local
  Limited Partnership (Note 2)                           79           19

                                                        123           69
COST AND EXPENSES:
  Administrative and reporting fees to General
  Partner (Note 3)                                       86           86
  Interest expense on loan from General Partner
  (Note 3)                                                1            1
  Other operating expenses                               57           81

                                                        144          168

NET LOSS                                                (21)         (99)

ALLOCATION OF NET LOSS:
  General Partner - NHP                                  --           (1)
  Original Limited Partner - 1133 Fifteenth Street
  Four Associates                                        --           (1)
  Other Limited Partners                                (21)         (97)

                                                        (21)         (99)

NET LOSS PER OTHER LIMITED PARTNERSHIP
  INTEREST (Note 2)                                   (1.82)       (8.40)


                      See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                   STATEMENTS OF PARTNERS' (DEFICIT) EQUITY

                       (in thousands, except unit data)



                                    The
                                  National      1133
                                  Housing     Fifteenth     Other
                                 Partnership   Street      Limited
                                   (NHP)     Associates    Partners     Total

(Deficit) equity at
  January 1, 1998             $      (86)  $      (91) $    1,108   $      931

Net loss for the year ended
  December 31, 1998                   (1)          (1)        (97)         (99)

(Deficit) Equity at
  December 31, 1998                  (87)         (92)      1,011          832

Net loss for the year ended
  December 31, 1999                   --           --         (21)         (21)

(Deficit) equity at
  December 31, 1999           $      (87) $       (92)   $    990  $       811

Percentage interest at
  December 31, 1999 and 1998          1%           1%          98%

                                      (A)          (B)           (C)

(A)   General Partner

(B)   Original Limited Partner

(C) Consists of 11,509 investment units at December 31, 1999 and 11,519 investment units at December 31, 1998. During 1999, 10 units were abandoned (Note 7).

                      See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                (in thousands)

                                          Years Ended December 31,

                                              1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                            --           1
   Interest received on advances to Local
   Limited Partnerships                          9          17
   Distributions in excess of investment
    in Local Limited Partnerships                79          12
   Operating expenses paid                      (74)        (66)

   Net cash provided by (used in) operating
   activities                                    14         (36)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayment of advances to Local Limited
    Partnerships                                  8           7

   Net cash provided by investing activities      8           7

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from General Partner                  1           3
   Net cash provided by financing activities      1           3

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                    23         (26)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                        --          26

CASH AND CASH EQUIVALENTS, END OF YEAR   $       23 $        --

RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
Net  loss                               $       (21)$       (99)

Adjustments to reconcile net loss to net cash
 used in operating activities:
  Share of profits from Local Limited
  Partnerships                                  (35)        (32)
  Repayment of advances to Local Limited
  Partnerships                                   --          (7)
  Increase in administrative and reporting
   fees payable to General Partner               86          86
  Increase in accrued interest
   on partner loans                               1           1
  (Decrease) increase in accrued expenses       (17)          15

    Total adjustments                            35          63

  Net cash provided by (used in) operating
   activities                          $        14  $       (36)


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

Investments in Local Limited Partnerships are accounted for using the equity method and thus are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions (see Note 2). An investment account is maintained for each of the limited partnership investments and losses are not recognized once an investment account has decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements. Distributions received from Local Limited Partnerships in which the Partnership's investment account has decreased to zero are recorded as revenue in the year they are received. Advances to Local Limited Partnerships are included with Investments in Local Limited Partnerships to the extent that the advances are not temporary advances of working capital.

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

      Cash and Cash Equivalents

      Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

      Fair Value of Financial Instruments

      FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. To estimate the fair value of the balances due to the General Partner and accrued interest thereon, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying value of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

      Segment Reporting

      Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Partnership has only one reportable segment.

2.    INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

      The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships: Fairmeadows Limited Partnership, Forest Green Limited Partnership, Griffith Limited Partnership, Northgate Village Limited Partnership, Southward Limited Partnership, San Jose Limited Partnership, Southridge Apartments Limited Partnership, Hurbell IV Limited Partnership and Village Green Limited Partnership. Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of December 31, 1995, investments in all ten of the Local Limited Partnerships had been reduced to zero. However, during 1996, Forest Green and Village Green Limited Partnerships completed discounted buyout agreements for early settlement of their notes payable to former owner and related accrued interest payable, resulting in gains of approximately $1,368,000 and $1,379,000, respectively, for the two Local Limited Partnerships. The Partnership's share of net profits from both Local Limited Partnerships was approximately $35,000 and $32,000 for the years ended December 31, 1999 and 1998, respectively. The Partnership did not recognize approximately $1,183,000 and $1,057,000 of losses from seven Local Limited Partnerships during 1999 and 1998, respectively. As of December 31,
1999, the Partnership has not recognized approximately $17,904,000 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

      Advances  made  by  the  Partnership  to  the  individual   Local  Limited
Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at December 31, 1999 for eight Local Limited Partnerships. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances remain due and payable to the Partnership. Interest is calculated at the Chase Manhattan prime rate plus 2% (10.25% at December 31, 1999). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

      During 1999 and 1998, the Partnership made no advances for working capital purposes. Repayments of advances of approximately $8,000 and $7,000 and accrued interest of approximately $9,000 and $17,000 were received from one and two Local Limited Partnerships during 1999 and 1998, respectively. At December 31, 1999, the amount owed to the Partnership for working capital advances to Local Limited Partnerships amounted to approximately $362,000.

      Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 1999, and the combined results of operations for each of the two years in the period ended December 31, 1999, are provided on the following page.

                      CONDENSED COMBINED FINANCIAL POSITION

                        OF THE LOCAL LIMITED PARTNERSHIPS

                                (in thousands)


                                              December 31,1999

Assets:
  Land                                       $       3,635
  Buildings and improvements,
   net of accumulated depreciation
   of $16,071                                       23,813
  Other assets                                       4,422
                                              $     31,870

Liabilities and Partners' Deficit:
  Liabilities:
   Mortgage notes payable                     $     13,531
   Notes payable                                    12,806
   Accrued interest on notes payable                19,662
   Other liabilities                                 2,806

                                                    48,805

Partners' Deficit:
  National Housing Partnership Realty Fund I       (16,629)
  Other partners                                      (306)

                                                   (16,935)

                                              $     31,870


                   CONDENSED COMBINED RESULTS OF OPERATIONS

                        OF THE LOCAL LIMITED PARTNERSHIPS

                                (in thousands)

                                          Years Ended December 31,

                                              1999        1998

Revenue                                 $     7,777 $     7,595

Expenses:
  Operating expenses                          5,824       6,093
  Financial expenses                             85          99
  Interest on notes payable                   1,294       1,286
  Depreciation and amortization               1,184       1,155
  Impairment loss on rental property            422          --

   Total expenses                             8,809       8,633

  Net loss                              $    (1,032)$    (1,038)

      The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Each Local Limited Partnership was formed during 1984 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 of the National Housing Act. During the year ended December 31, 1999 and 1998 the projects received a total of approximately $3,161,000 and $3,427,000, respectively of rental assistance from HUD.

      For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,089 units, 69 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

      The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                        Subsidized Units  Subsidized Units
                                          Expiring as a     Expiring as a
                           Number      Percentage of Total  Percentage of
                          of Units      Subsidized Units        Total Units

               2000        1,073               99%               68%
               2001           --               --                 --
         Thereafter           16                1%                1%
                          ------             ----               ---

              Total        1,089              100%               69%
                           =====              ===                ==

      Of the units (1,089 in total) receiving rent subsidies from Section 8, 1,073 of the units have their contracts expiring during the year ending December 31, 2000. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year, (2) opt out of the contract, or (3) enter into the Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships.

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

These notes mature as follows:

Local Partnership                   Due Date        Note Amount Accrued Interest
                                                         (in thousands)

Griffith Limited Partnership     October 31, 1997*    $   1,199 $   1,636
Southward Limited Partnership    October 4, 1998*         1,609      2,206
Northgate Village Limited
  Partnership                    July 26, 1999*             969      1,495

San Jose Limited Partnership     August 29, 1999*         1,699       2,607
Gates Mill I Limited Partnership October 1, 1999*         2,667       4,066
Hurbell IV Limited Partnershi    November 9, 1999*          648         886

            Total Delinquent                              8,791      12,896

Fairmeadows Limited Partnership  December 1, 2011        1,849       3,417
Southridge Apartments
  Limited Partnership            December 1, 2011        2,166        3,349

            Total Due 2011                            4,015        6,766
                                                   --------     --------

               Total Due                            $12,806      $19,662
                                                     ======       ======

           * Notes are in default.

            In 1996, Fairmeadows and Southridge Apartments Limited Partnerships and the holders of the $1,849,000 and $2,166,000 notes, respectively, entered into Modification, Renewal and Extension of Liens Agreements ("Agreement") which extended the maturity of the notes to December 1, 2011. Interest on the notes continues to accrue at 10% and is due and payable at Maturity; provided, however, that minimum annual installments of interest are paid on or before December 31 of each year through December 31, 2010. Such minimum annual installment increases each year by not less than 2.5% and not more than 5%, based on the Consumer Price Index for All Urban Consumers (CPI-U). The

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

minimum payments due and paid for Fairmeadows was $48,000 for 1998 and for Southridge was $53,000 for 1998. No minimum payments were paid in 1999. The Partnership is currently in default on the required annual interest payments and the Partnership interests are subject to potential foreclosure.

      The difference between the accrued interest recorded as of December 31, 1995 and the amount specified in the Agreements is being amortized over the remaining term of the note as a reduction of interest expense using the effective interest rate yield method. Amortization of accrued interest of approximately $60,000 and $18,000 for Fairmeadows and Southridge, respectively, was recorded in 1999.

      The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement") requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell.

      During 1999, Hurbell IV Limited Partnership recognized an impairment loss on its rental property in the amount of approximately $422,000. The Limited Partner is actively attempting to sell its net assets. This impairment loss was the result of the net carrying value of the assets exceeding the estimated net sales value.

      Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1999. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

3.    TRANSACTIONS  WITH THE GENERAL  PARTNER AND  AFFILIATES  OF THE GENERAL
      PARTNER

      The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $86,000 annually during 1999 and 1998. No payments for such fees were made to the General Partner in 1999 and 1998. As of December 31, 1999, the Partnership owed approximately $1,003,000 to the General Partner for accrued administrative and reporting fees.

      During 1999 and 1998, the General Partner advanced approximately $1,000 and $3,000, respectively, to the Partnership to pay operating expenses. No repayments were made by the Partnership during 1999 and 1998. Interest is charged on the borrowing at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.25% at December 31, 1999. Interest accrued for the years ended December 31, 1999 and 1998 was approximately $2,000 and $1,000 respectively, which is included in other operating expenses on the Partnership's Statement of Operations.

              An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by eight of the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned approximately $645,000 and $663,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1999 and 1998, respectively. At December 31, 1999, the amount due NHPMC and unpaid by the Local Limited Partnerships amounted to approximately $34,000.

      Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 1999 and 1998, were approximately $1,029,000 and $1,010,000, respectively.

      An affiliate of the Local Partner of Gate Mills I Limited Partnership provides management services for the property owned by the Local Limited Partnership. During 1999 and 1998, the affiliate received approximately $69,000 and $66,000, respectively, for these services. Additionally, in 1998, approximately $7,000 was paid to another affiliate of this Local Partner for painting services. No such payments were made in 1999.

4.    INCOME TAXES

      The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnerships as discussed below. The tax loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

      A reconciliation follows:
                                          Years Ended December 31,

                                              1999        1998
                                              ----        ----
                                               (in thousands)

  Net loss per financial statements   $         (21)        (99)
     Other                                       66           7

     Partnership's share of limited local
      partnership's loss                        (13)       (520)
                                       ------------  ----------

  Profit (loss) per tax return       $           22 $      (612)
                                      =============  ==========

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets:

                                          December 31, 1999
                                          -----------------
                                           (in thousands)

  Net assets as reported                    $      811
  Add (deduct):
   Investment in Partnerships                  (26,694)
   Other                                            68
                                            ----------
  Net deficit - federal tax basis             $(24,815)
                                               =======

5. ALLOCATION OF RESULTS OF OPERATIONS, CASH DISTRIBUTIONS AND GAINS AND LOSSES FROM SALES OR REFINANCING

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

6.    GOING CONCERN

      Certain of the Local  Partnership's  notes  payable are past due (see Note
2). Continuation of the Local Partnerships' operations in the present form is dependent on its ability to extend the maturity date of these notes, or to repay or to refinance the notes. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

7.    ABANDONMENT OF LIMITED PARTNERSHIP UNITS

      In 1999, the number of Limited Partnership Units decreased by 10 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonments. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments in 1998.

8.    LEGAL PROCEEDINGS

      In 1997,  NHP received  subpoenas  from the HUD Inspector  General  ("IG")
requesting  documents  relating  to  arrangements  whereby  NHP  or  any  of its affiliates provided compensation to owners of HUD-assisted or HUD-insured multi-family projects in exchange for or in connection with property management of a HUD project. In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

9. REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND I HAS INVESTED


                                        Initial Cost                    Cost
                                       To Partnership               Capitalized
                                       (in thousands)                (Removed)
                                                                   Net Subsequent
                                                                   to Acquisition
                                                                   (in thousands)
                                              Buildings
                                             and Related
                                               Personal                    Carrying Cost
     Description      Encumbrances   Land      Property     Improvements    Adjustments

Fairmeadows
Limited Partnership        $ (1)     $650       $4,808         $ 1,040          $  --

Forest Green                  (1)     170        2,062             352             --
 Limited Partnership

Gates Mills I                 (1)     669        6,058             43              --
 Limited Partnership

Griffith                      (1)      270       2,624             452          (1,000)
 Limited Partnership

Northgate Village              (1)     220       2,953             658             (17)
 Limited Partnership

Southward                      (1)      220      4,110            662            (900)
 Limited Partnership

San Jose                      (1)       440      4,728            1,448            --
 Limited Partnership

Southridge
Apartments                     (1)      700      5,613             888             --
 Limited Partnership

Hurbell IV                     (1)      100      2,159             163           (1,460)
 Limited Partnership

Village Green                  (1)       137      2,096            403              --
 Limited Partnership

  Totals                               3,576     37,211           6,109            (3,377)


                         Gross Amount At Which
                                Carried
                         At December 31, 1999
                         --------------------
                            (in thousands)
                                                                                          Life upon
                                                                                            which
                            Buildings                                                     depreciation
                                                                                              in
                               And                                                          latest
                                                                                           statement
                             Related                                                           of
                                                                                           operations
                                                                                               is
                            Personal              Accumulated       Date of       Date      computed
     Description      Land  Property  Total(2)(3) Depreciation (3) Construction  Acquired    (years)

   Fairmeadows        $680   $5,818    $6,498         $2,301          1970         9/84       5-50
   Limited
   Partnership

   Forest Green        170    2,414     2,584          1,000           1972        8/84       5-50
   Limited
   Partnership

   Gates Mills I       669    6,101     6,770          2,173           1972        10/84      5-30
   Limited
   Partnership

   Griffith   Limited  271    2,075     2,346          1,027           1973       11/84       5-50
   Partnership

   Northgate  Village  212    3,602     3,814          1,438           1973       7/84        5-50
   Limited
   Partnership

   Southward           221    3,871     4,092          1,682           1972       10/84       5-50
   Limited
   Partnership

   San  Jose  Limited  461    6,155     6,616          2,663           1970       9/84        5-50
   Partnership

   Southridge          707    6,494     7,201          2,509          1970        10/84       5-50
   Apartments
   Limited
   Partnership

   Hurbell IV          101      861      962             243          1974        11/84       5-40
   Limited
   Partnership

   Village Green       143     2,493    2,636          1,035         1971         8/84        5-50
   Limited
   Partnership
     Totals          $3,635  $39,884   $43,519         $16,071


(1) Schedule of Encumbrances

                                                          Notes
                                                         Payable
                                          Mortgage     and Accrued
      Partnership Name                      Notes       Interest      Total
      ----------------                      -----       --------      -----
                                                     (in thousands)

      Fairmeadows Limited Partnership$      1,676   $      5,266 $      6,942

      Forest Green Limited Partnership        850          -              850

      Gates Mills I Limited Partnership     2,021          6,733        8,754

      Griffith Limited Partnership            909          2,835        3,744

      Northgate Village Limited Partnership    1,246       2,464        3,710

      Southward Limited Partnership         1,384          3,815        5,199

      San Jose Limited Partnership          1,791          4,306        6,097

      Southridge Apartments Limited Partnership    1,971    5,515       7,486

      Hurbell IV Limited Partnership          967          1,534        2,501

      Village Green Limited Partnership         716           --          716

         TOTAL - December 31, 1999    $    13,531    $    32,468  $    45,999
                                       ==========     ==========   ==========


(2)   The   aggregate   cost  of  land  for  Federal   income  tax  purposes  is
      approximately $3,252,000 and the aggregate costs of buildings and improvements for Federal income tax purposes is approximately $43,234,000. The total of the above-mentioned items is approximately $46,486,000.

(3)    Reconciliation of real estate
       -----------------------------

                                          Years Ended December 31,

                                              1999        1998
                                              ----        ----
                                               (in thousands)

      Balance at beginning of period    $    43,136 $    42,797

      Improvements during the period            805         339

      Impairment loss on rental property        (422)        --

      Balance at end of period          $    43,519 $    43,136


      Reconciliation of accumulated depreciation

                                          Years Ended December 31,

                                              1999        1998
                                              ----        ----
                                               (in thousands)

      Balance at beginning of period    $    14,887 $    13,732

      Depreciation expense for the period     1,184       1,155

      Balance at end of period          $    16,071 $    14,887
                                         ==========  ==========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

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

Directors of NCHP

      Two individuals comprise the Board of Directors of NCHP. One director was appointed by the President of the United States, by and with the advice and consent of the Senate.

      Thomas W. Toomey (age 39) was elected Executive Vice President Finance and Administration and a Director of NCHP in 1997. Mr. Toomey has served as Senior Vice President--Finance and Administration of AIMCO from January 1996 to March 1997, when he was promoted to Executive Vice President--Finance and
Administration until December 1999, when he was appointed Chief Operating Officer. From 1990 until 1995, Mr. Toomey served in a similar capacity with Lincoln Property Company ("LPC") as Vice President/Senior Controller and Director of Administrative Services of Lincoln Property Services where he was responsible for LPC's computer systems, accounting, tax, treasury services and benefits administration. From 1984 to 1990, he was an audit manager with Arthur Andersen & Co. where he served real estate and banking clients. Mr. Toomey received a B.S. in Business Administration/Finance from Oregon State University.

      Patrick J. Foye (age 42) has been Executive Vice President of NCHP since October 1, 1998 and was appointed President in September 1999. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Executive Officers

      The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

      Thomas W. Toomey (age 39). See "Directors of NCHP."

      Patrick J. Foye  (age 42). See "Directors of NCHP."
      ----------------

      Steven D. Ira (age 48) has served as Executive Vice President of NCHP since 1997 and of AIMCO since 1994. From 1987 until July 1994, he served as President of Property Asset Management ("PAM"). Prior to merging his firm with PAM in 1987, Mr. Ira acquired extensive experience in property management. Between 1977 and 1981 he supervised the property management of over 3,000 apartment and mobile home units in Colorado, Michigan, Pennsylvania and Florida, and in 1981 he joined with others to form the property management firm of McDermott, Stein and Ira. Mr. Ira served for several years on the National Apartment Manager Accreditation Board and is a former president of the National Apartment Association and the Colorado Apartment Association. Mr. Ira is the sixth individual elected to the Hall of Fame of the National Apartment Association in its 54-year history. He holds a Certified Apartment Property Supervisor (CAPS) and a Certified Apartment Manager designation from the National Apartment Association, a Certified Property Manager (CPM) designation from the National Institute of Real Estate Management (IREM) and he is a member of the Boards of Directors of the National Multi-Housing Council, the National Apartment Association and the Apartment Association of Metro Denver. Mr. Ira received a B.S. from Metropolitan State College in 1975.

      Joel F. Bonder (age 57) was appointed Executive Vice President, General Counsel and Secretary of NCHP and AIMCO effective December 1997. Prior to jointing the Company, Mr. Bonder served as Senior Vice President and General Counsel of NHP from April 1994 until December 1997. Mr. Bonder served as Vice President and Deputy General Counsel of NHP from June 1991 to March 1994 and as Associate General Counsel of NHP Incorporated from 1986 to 1991. From 1983 to 1985, Mr. Bonder practiced with the Washing, D.C. law firm of Lane & Edson, P.C. and from 1979 to 1983 practiced with the Chicago law firm of Ross and Hardines. Mr. Bonder received a B.A. from the University of Rochester and a J.D. from Washington University School of Law.

      Paul J. McAuliffe (age 43) has been Executive Vice President of NCHP and AIMCO since February 1999 and was appointed Chief Financial Officer in October 1999. Prior to joining the Company, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp and prior to that time had been a Managing Director of Smith Barney, Inc. from 1993 to 1996, where he was senior member of the underwriting team that lead AIMCO's initial public offering in 1994. Mr. McAuliffe was also a Managing Director and head of the real estate group at CS First Boston from 1990 to 1993 and he was a Principal in the real estate group at Morgan Stanley & Co., Inc. where he worked from 1983 to 1990. Mr. McAuliffe received a B.A. from Columbia College and an M.B.A. from University of Virginia, Darden School.

      Martha L. Long (age 40) has been Senior Vice President and Controller of NCHP and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

      (d) There is no family relationship between any of the foregoing directors and executive officers.

Item 10.  Executive Compensation

      National Housing Partnership Realty Fund I has no officers or directors. No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 13.Certain Relationships and Related Transactions."

Item 11. Security Ownership of Certain Beneficial Owners and Management

      1133 Fifteenth Street Associates, a Maryland Limited Partnership, whose general partner is NHP and whose limited partners were key employees of NCHP at the time the Partnership was formed, owns a 1% interest in the Partnership.

      The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 1999.

                    Name of
                Beneficial Owner           Number of Units   % of Class

              AIMCO and affiliates             1,286.5         11.18%
        (affiliates of the General Partner)

The business address of AIMCO is 2000 South Colorado Boulevard, Denver, CO 80222

Item 12. Certain Relationships and Related Transactions

      The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $86,000 annually during 1999 and 1998. No payments for such fees were made to the General Partner in 1999 and 1998. As of December 31, 1999, the Partnership owed approximately $1,003,000 to the General Partner for accrued administrative and reporting fees.

      During 1999 and 1998, the General Partner advanced approximately $1,000 and $3,000, respectively, to the Partnership to pay operating expenses. No repayments were made by the Partnership during 1999 and 1998. Interest is charged on the borrowing at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.25% at December 31, 1999. Interest accrued for the years ended December 31, 1999 and 1998 was approximately $2,000 and $1,000 respectively, which is included in other operating expenses on the Partnership's Statement of Operations.

              An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by eight of the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned approximately $645,000 and $663,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1999 and 1998, respectively. At December 31, 1999, the amount due NHPMC and unpaid by the Local Limited Partnerships amounted to approximately $34,000.

      Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 1999 and 1998, were approximately $1,029,000 and $1,010,000, respectively.

      An affiliate of the Local Partner of Gate Mills I Limited Partnership provides management services for the property owned by the Local Limited Partnership. During 1999 and 1998, the afiliate received approximately $69,000 and $66,000, respectively, for these services. Additionally, in 1998, approximately $7,000 was paid to another affiliate of this Local Partner for painting services. No such payments were made in 1999.

                                     PART IV

Item 13.   Exhibits Reports on Form 8-K

      (a)   Exhibits

                  Exhibit 27 Financial Data Schedule, is filed as an exhibit to this report.

                  Exhibit 99.1 Audited Combined Financial Statements of the Local Limited Partnerships in which the
                              Partnership has invested are included as an exhibit to this report:

      (b)   Reports on Form 8-K filed during the fourth quarter of 1999:

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

                National Housing Partnership Realty Fund I
                By: The  National  Housing  Partnership,   its  sole  general
                    partner

                By: National  Corporation for Housing  Partnerships,  its sole general partner

March 31, 2000                             /s/Patrick J. Foye
Date                                       Patrick J. Foye
                                           President

March 31, 2000                             /s/Martha L. Long
Date                                       Martha L. Long
                                           Senior Vice President and
                                           Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 31, 2000                             /s/Patrick J. Foye
Date                                       Patrick J. Foye
                                           President

March 31, 2000                             /s/Martha L. Long
Date                                       Martha L. Long
                                           Senior Vice President and
                                           Controller

                                  EXHIBIT 99.1

                   NATIONAL HOUSING PARTNERS REALTY FUND I

                              FINANCIAL STATEMENTS

                  FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998

                          Independent Auditors' Report

To The Partners of
   National Housing Partnership Realty Fund I
Indianapolis, Indiana

We have audited the accompanying combined statement of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund I (the Partnership) holds a limited partnership interest as of December 31, 1999, and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 1999. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Gates Mills I Limited Partnership or Hurbell IV Limited Partnership (two of the ten Local Limited Partnerships) for the year ended December 31, 1999 which reflect total assets of 20% of combined total assets as of December 31, 1999, and net losses which reflect 68% of combined net loss for the year then ended. We did not audit the financial statements of Gates Mills I Limited Partnership for the year ended December 31, 1998 which reflect total assets of 18% of combined total assets as of December 31, 1998, and net losses which reflect 35% of combined net loss for the year then ended. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these Local Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund I holds a limited partnership interest as of December 31, 1999, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 6 and 11 to the combined financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                         /s/Ernst & Young  LLP
Indianapolis, Indiana
March  6, 2000

Independent Auditor's Report

Partners Hurbell IV 1999

We have audited the accompanying balance sheet of Hurbell IV Limited Partnership, (the Project) FHA Project No. 062-44054-LD (A Limited Partnership) as of December 31, 1999, and the related statements of income, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described in Note A, these financial statements were prepared in conformity with the accounting practices prescribed or permitted by the U.S. Department of Housing and Urban Development, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurbell IV Limited Partnership at December 31, 1999, and the results of its operations, changes in partners' deficit and cash flows for the years then ended on the basis of accounting described in Note A.

As discussed in Note G to the financial statements, the partnership has notes payable that matured on November 9, 1999. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements doe not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated February 1, 2000 on our consideration of Hurbell IV Limited Partnership's internal controls and a report dated February 1, 2000 on its compliance with laws and regulations applicable to the basic financial statements.

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

Reznick Fedder & Silverman
Bethesda, Maryland

January 26 ,1999

Independent Auditor's Report

Partners
Gates Mills I Limited Partnership

We have audited the accompanying statement of financial position of Gates Mills I Limited Partnership, An Ohio Limited Partnership, F.H.A. Project No.:
042-44062-LDP, as of December 31, 1999, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gates Mills I Limited Partnership as of December 31, 1999, and the results of its operations, changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Gates Mills I Limited Partnership will continue as a going concern. As discussed in Note C to the financial statements, the Partnership's notes payable were due October 1, 1999. As of the date of this report, the Partnership has not renegotiated the terms of the notes which raises substantial doubt about the Partnership's ability to continue as a going concern. The Partnership's plans in regard to this matter are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated February 2, 2000, on our consideration of Gates Mills I Limited Partnership's internal control structure and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination.

Reznick Fedder & Silverman
Bethesda, Maryland

February 2, 2000

                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                  COMBINED STATEMENTS OF FINANCIAL POSITION

                                December 31, 1999

                                (in thousands)

ASSETS

Cash and cash equivalents               $          713

Accounts receivable, net (Note 2)                  331

Tenants' security deposits held in trust funds     237

Prepaid taxes and insurance                         69

Deposits                                             1

Mortgage escrow deposits (Note 5)                3,071

Rental property, net (Notes 4, 5 and 9)         27,448

                                          $     31,870

LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses:
  Trade payables                        $          575
  Accrued real estate taxes                        217
  Due to management agent - NHPMC (Note 10)         34
  Due to partners (Note 7)                       1,213
  Accrued interest on partner loans (Note 7)       536

                                                 2,575

Tenants' security deposits payable                 231

Notes payable (Note 6)                          12,806

Accrued interest on notes payable (Note 6)      19,662

Mortgage notes payable (Note 5)                 13,531

Partners' deficit                              (16,935)

                                          $     31,870

                 See notes to combined financial statements.

                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS

                                          Years Ended December 31,

                                              1999        1998
                                              ----        ----
                                               (in thousands)
REVENUES:
   Rental income (Note 3)                $    7,417 $     7,278
   Interest income                              161         101
   Other income                                 199         216

                                              7,777       7,595

EXPENSES:
   Administrative expenses (Note 10)          1,760       1,662
   Operating and maintenance expenses         1,590       2,005
   Utilities expenses                         1,519       1,335
   Depreciation (Note 1)                      1,184       1,155
   Taxes and insurance                          880       1,016
   Financial expenses - primarily interest
      (Note 5)                                   85          99
   Interest on notes payable (Notes 6 and 7)  1,294       1,286
   Annual partnership administrative fees to
    General Partner (Note 7)                     75          75
   Impairment loss on rental property (Note 9)  422          --

                                              8,809       8,633


NET LOSS                                $    (1,032)$    (1,038)























                 See notes to combined financial statements.

                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                   COMBINED STATEMENTS OF PARTNERS' DEFICIT
                                (in thousands)

                      National           The
                       Housing        National        Jeffrey

                     Partnership       Housing          I.
                    Realty Fund I    Partnership     Friedman         Total

Deficit at
  January 1, 1998$     (14,496)  $      (234)    $       (43)  $     (14,773)

Net loss                (1,024)          (10)             (4)         (1,038)

Distributions              (12)            --             --             (12)

Deficit at
  December 31, 1998    (15,532)         (244)            (47)        (15,823)

Net loss                (1,018)          (10)             (4)         (1,032)

Distributions              (79)           (1)             --             (80)

Deficit at

  December 31, 1999$    (16,629)   $    (255)       $    (51)   $    (16,935)

Percentage interest at
  December 31, 1999
and 1998                    (A)          (B)             (C)



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

                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                          Years Ended December 31,

                                              1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Receipts:
   Rental receipts                       $     7,533 $     7,209
   Interest receipts                             163         105
   Other operating receipts                      231         252
   Entity receipts:
    Interest receipts                             --           1
    Miscellaneous receipts                         2           4

   Total Receipts                              7,929        7,571

Disbursements:
   Administrative                               (558)       (440)
   Management fees                              (681)       (700)
   Utilities paid                             (1,503)     (1,326)
   Salaries and wages                         (1,206)     (1,158)
   Operating and maintenance                    (770)     (1,604)
   Real estate taxes                            (600)       (514)
   Property insurance                           (192)       (231)
   Miscellaneous taxes and insurance            (236)       (223)
   Tenant security deposits                       (1)         (5)
   Other operating disbursements                 (34)        (45)
   Interest on mortgage                           (8)        (26)
   Mortgage insurance premium                    (56)        (70)
   Miscellaneous financial                       (12)         (5)
   Entity disbursements:
    Interest on notes payable                    (10)        (142)
    Miscellaneous disbursements                  (97)         (14)

   Total disbursements                         5,964       (6,503)

Net cash provided by operating activities      1,965        1,068


CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in mortgage escrow deposits       (157)          44
   Net purchase of fixed assets                 (805)        (339)
   Other investing                                 5          (14)

Net cash used in investing activities           (957)        (309)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Mortgage principal payments                  (649)        (601)
   Distributions to partners                     (80)         (12)
   Proceeds from loans or notes payable           --          101
   Principal payments on loans or notes payable   (8)         (12)
   Other financing                               (54)         (71)

Net cash used in financing activities           (791)       (595)


NET INCREASE IN CASH AND
  CASH EQUIVALENTS                               217         164

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                              496         332

CASH AND CASH EQUIVALENTS, END OF YEAR  $        713$        496

                 See notes to combined financial statements.

                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                           Years Ended December 31,

                                               1999        1998

RECONCILIATION OF NET LOSS TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:

    Net loss                            $     (1,032)$    (1,038)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Depreciation                             1,184       1,155
      Impairment loss on rental property         422          --
      Changes in operating assets and
          liabilities:
        Tenants accounts receivable                8         (69)
        Accounts receivable - other               64          19
        Accrued receivables                       (1)          --
        Prepaid expenses                          (2)         --
        Cash restricted for tenant security
           deposits                               11          (11)
        Accounts payable trade                   122        (275)
        Accrued liabilities                     (143)         72
        Accrued interest - notes payable       1,285       1,145
        Tenant security deposits held in trust   (12)          6
        Prepaid revenue                           76          (4)
        Entity liability accounts                (17)          68

   Total adjustments                           2,997       2,106

NET CASH PROVIDED BY OPERATING ACTIVITIES   $  1,965    $  1,068

                 See notes to combined financial statements.

                                  EXHIBIT 99.1

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

      Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.

2.    ACCOUNTS RECEIVABLE
      -------------------

      Accounts receivable consist of the following:

                                           December 31, 1999
                                           -----------------
                                            (in thousands)

          Net tenants accounts receivable $ 75 Housing assistance receivable (see Note 3) 127 Accounts receivable - interest 18 Reserve releases receivable 37 Interest reduction payment receivable 4 Accounts and notes receivable - operations 70

          Net accounts receivable             $    331
                                               =======

3.    HOUSING ASSISTANCE AGREEMENTS
      -----------------------------

      The Federal Housing Administration (FHA) has contracted with the ten Local Limited Partnerships under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are five years with either one or two five-year renewal options. The agreements expire at various dates over the next six years. Each Local Limited Partnership has an agreement in effect during 1999. The Local Limited Partnerships received a total of approximately $3,161,000 and $3,427,000 in the form of housing assistance payments during 1999 and 1998, respectively, which is included in "Rental Income" on the combined statements of operations.

      For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 1,089 units, 69% of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

            The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                        Subsidized Units  Subsidized Units
                                          Expiring as a     Expiring as a
                           Number      Percentage of Total  Percentage of

                          of Units      Subsidized Units        Total Units

               2000        1,073               99%               68%
               2001           --               --                 --
         Thereafter           16                1%                1%

              Total        1,089              100%               69%

      Of the units (1,089 in total) receiving rent subsidies from Section 8, 1,073 of the units have their contracts expiring during the year ending December 31, 2000. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year, (2) opt out of the contract, or (3) enter into the Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships.

4.    RENTAL PROPERTY
      ---------------

      Rental property consists of the following:

                                             December 31, 1999
                                             -----------------
                                             (in thousands)

          Land                             $       3,635
          Buildings and improvements              37,223
          Equipment and furniture                  2,661

                                                  43,519

          Less accumulated depreciation          (16,071)

          Net rental property               $     27,448


5.    MORTGAGE NOTES PAYABLE
      ----------------------

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

      Approximate maturities of mortgage notes payable for the next five years are as follows (in thousands):

                             2000           $      701
                             2001                  757
                             2002                  817
                             2003                  883
                             2004                  953
                       Thereafter                9,420
                                              --------

                                               $13,531

6.    NOTES PAYABLE
      -------------

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


These notes mature as follows:

          Local Partnership       Due Date      Note Amount  Accrued Interest
                                        (in thousands)

 Griffith Limited Partnership  October 31, 1997* $   1,199      $   1,636

Southward Limited Partnership  October 4, 1998*      1,609          2,206

Northgate Village Limited
  Partnership                  July 26, 1999*          969          1,495

San Jose Limited Partnership  August 29, 1999*       1,699          2,607

Gates Mill I Limited
   Partnership                October 1, 1999*       2,667          4,066

Hurbell IV Limited
   Partnership                November 9, 1999*        648            886

            Total Delinquent                          8,791        12,896

Fairmeadows Limited
   Partnership                December 1, 2011        1,849         3,417

Southridge Apartments
   Limited Partnership        December 1, 2011        2,166         3,349

            Total Due 2011                            4,015        6,766

               Total Due                            $12,806      $19,662


           * Notes are in default.

      In 1996, Fairmeadows Limited and Southridge Apartments Limited Partnerships and the holders of the $1,849,004 and $2,166,000 notes, respectively, entered into Modification, Renewal and Extension of Liens Agreements ("Agreement") which extended the maturity of the notes to December 1, 2011. Interest on the notes continues to accrue at 10% and is due and payable at Maturity; provided, however, that minimum annual installments of interest are paid on or before December 31 of each year through December 31, 2010. Such minimum annual installment increases each year by not less than 2.5% and not more than 5%, based on the Consumer Price Index for All Urban Consumers (CPI-U). The minimum payments due and paid for Fairmeadows was $48,000 for 1998 and for Southridge was $53,000 for 1998. No minimum payments were paid in 1999.

      The difference between the accrued interest recorded as of December 31, 1995 and the amount specified in the Agreement is being amortized over the remaining term of the note as a reduction of interest expense using the effective interest rate yield method. Amortization of accrued interest of approximately $60,000 and $18,000 for Fairmeadows and Southridge, respectively, was recorded in 1999 and 1998.

      The Limited Partnerships are currently in default on the required annual interest payments and the Partnership interests are subject to potential foreclosure.

7.    DUE TO PARTNERS
      ---------------

      The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, of $75,000 during 1999 and 1998, respectively. Payments of these fees are made to the General Partner without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 1999 and 1998, the Local Limited Partnerships paid approximately $96,000 and $11,000, respectively. The accumulated fees owed to NHP are approximately $429,000 at December 31, 1999.

      During 1998, the General Partner advanced approximately $101,000, to five Local Limited Partnerships, to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). No advances were made in 1999. During 1999 and 1998, two and three Local Limited Partnerships, respectively, made payments of principal of approximately $8,000 and $4,000. At December 31, 1999, the balance owed to the General Partner by Local Limited Partnerships was approximately $363,000, including accrued interest of approximately $9,000. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.25% at December 31, 1999.

      During 1999 and 1998, no advances were made by the Partnership to Local Limited Partnerships. Repayments of advances of approximately $8,000, and $7,000 and accrued interest of approximately $9,000 and $18,000 were received from one and two Local Limited Partnerships during 1999 and 1998, respectively. At December 31, 1999, the Partnership's working capital advances to Local Limited Partnership's amounted to approximately $362,000. Interest is charged at the Chase Manhattan Bank rate of price plus 2%. Chase Manhattan Bank prime was 8.25% at December 31, 1999.

      All advances and accumulated interest will be paid in conformity with HUD and/or other regulator requirements and applicable partnership agreements.

8.    FEDERAL AND STATE INCOME TAXES
      ------------------------------

      The Local Limited Partnerships are not taxed on their income. The partners are taxed in their individual capacities based upon their distributive share of the Local Limited Partnerships' taxable income and are allowed the benefits to be derived from offsetting their distributive share of the tax losses against taxable income from other sources subject to passive loss rule limitations. The taxable income or loss differs from amounts included in the statement of operations primarily because of different methods used in determining depreciation expense for tax purposes. The tax loss is allocated to partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

9.    IMPAIRMENT LOSS ON RENTAL PROPERTY
      ----------------------------------

      The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement") requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell.

      During 1999, Hurbell IV Limited Partnership recognized an impairment loss on its rental property in the amount of approximately $422,000. The Local Limited Partnership is actively attempting to sell its net assets. This impairment loss was the result of the net carrying value of the assets exceeding the estimated net sales value.

      Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1999. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

10.   RELATED-PARTY TRANSACTIONS
      --------------------------

An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by eight of the Local Limited Partnerships. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a preferred stock subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned approximately $645,000 and $663,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1999 and 1998, respectively. At December 31, 1999, the amount due NHPMC and unpaid by the Local Limited Partnerships amounted to approximately $34,000.

      Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 1999 and 1998, were approximately $1,029,000 and $1,010,000, respectively.

      An affiliate of the Local Partner of Gate Mills I Limited Partnership provides management services for the property owned by the Local Limited Partnership. During 1999 and 1998, they received approximately $69,000 and $66,000, respectively, for these services. Additionally, in 1998, approximately $7,000 was paid to another affiliate of this Local Partner for painting services. No such payments were made in 1999.

11.   GOING CONCERN
      -------------

      Certain of the Local Limited Partnership's notes payable are past due at December 31, 1999 (see Note 6). Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of these notes, or to repay or to refinance the notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS
      -----------------------------------

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