Form 10QSB
period 2000-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2000-05-19
CIK 731131

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

                   For the quarterly period ended March 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-13465

                     NATIONAL HOUSING  PARTNERSHIP  REALTY FUND I
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

                         Statement of Financial Position

                                   (Unaudited)

                                  (in thousands)

                                  March 31, 2000

ASSETS

   Cash and cash equivalents                                    $   22
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                      1,840
                                                                $1,862

LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Liabilities

   Administrative and reporting fee payable to
      General Partner (Note 3)                                  $1,024
   Due to General Partner (Note 3)                                   9
   Accrued interest on partner loans (Note 3)                        2
   Other accrued expenses                                           47
                                                                 1,082

Partners' (deficit) equity
   General Partner -- The National Housing

      Partnership (NHP)                                            (87)
   Original Limited Partner -- 1133 Fifteenth
      Street Associates                                            (92)
   Other Limited Partners -- 11,509 investment
      units                                                        959
                                                                             780
                                                                          $1,862

                   See Accompanying Notes to Financial Statements

b)


                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                            Statements of Operations

                        (in thousands, except unit data)

                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                          2000        1999
REVENUES:

  Share of profits (losses) from Local
   Limited Partnerships (Note 2)                         $   --     $   (8)

COSTS AND EXPENSES:
  Administrative and reporting fees
   to General Partner (Note 3)                               21         22
  Other operating expenses                                   10         18
      Total expenses                                         31         40

Net loss                                                 $  (31)    $  (48)

Allocation of net loss:
  General Partner - NHP                                  $   --     $   --
  Original Limited Partner - 1133 Fifteenth Street
   Associates                                                --         --
  Other Limited Partners                                    (31)       (48)
                                                         $  (31)    $  (48)

Net loss per Other Limited Partnership interest          $(2.69)    $(4.17)


                   See Accompanying Notes to Financial Statements

c)

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                    Statements of Partners' (Deficit) Equity

                                 (in thousands)

                                   (Unaudited)


                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership     Street        Limited
                                     (NHP)      Associates     Partners        Total

(Deficit) equity at
   December 31, 1999                 $  (87)      $  (92)      $  990        $  811

Net loss - three months ended
   March 31, 2000                        --           --          (31)          (31)

(Deficit) equity at
   March 31, 2000                   $  (87)       $  (92)      $  959        $  780

Percentage interest at
   March 31, 2000                       1%            1%          98%          100%
                                        (A)           (B)          (C)

(A)   General Partner
(B)   Original Limited Partner

(C)   Consists of 11,509 investment units


                   See Accompanying Notes to Financial Statements

d)

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                            Statements of Cash Flows

                                 (in thousands)

                                   (Unaudited)

                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Operating expenses paid                                      $  (1)       $  (1)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net advances from General Partner                               --            1

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (1)          --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     23           --

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  22        $  --

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES:
     Net loss                                                   $ (31)       $ (48)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
     Share of losses from Local Limited Partnerships               --            8
     Increase in administrative and reporting fees payable         21           22
     Increase in other accrued expenses                             9           17
        Total adjustments                                          30           47

Net cash used in operating activities                           $  (1)       $  (1)


                   See Accompanying Notes to Financial Statements

e)

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

The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"), raised capital for the Partnership by offering and selling to additional limited partners 11,519 investment units at a price of $1,000 per unit. During 1984, the Partnership acquired limited partnership interests ranging from 98% to 99% in ten Local Limited Partnerships, each of which was organized to acquire and operate an existing rental housing project. Apartment Investment and Management Company ("AIMCO") and its affiliates ultimately control the General Partner. The original Limited Partner of the Partnership is 1133 Fifteenth Street Associates, whose limited partners were key employees of the general partner of NHP at the time the Partnership was formed. The general partner of 1133 Fifteenth Street Associates is NHP.

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 1999.

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited
Partnerships: Fairmeadows Limited Partnership, Forest Green Limited Partnership, Griffith Limited Partnership, Northgate Village Limited Partnership, Southward Limited Partnership, San Jose Limited Partnership, Southridge Apartments Limited Partnership, Hurbell IV Limited Partnership, and Village Green Limited Partnership. Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of March 31, 2000, investments in eight of the ten Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize approximately $176,000 and $175,000 of losses from Local Limited Partnerships during the three months ended March 31, 2000 and 1999, respectively. As of March 31, 2000, the Partnership has not recognized a total of approximately $17,909,000 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

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

The Fairmeadows and Southridge notes, both of which were issued in connection with the Partnership's initial acquisition of the property, initially accrued interest at the rate of 10% per annum. The notes are nonrecourse and are secured by a security interest in all partnership interests in the Partnership. In 1996, the Partnership and the holders of the Fairmeadows and Southridge notes entered into a Modification, Renewal and Extension of Liens Agreement (the Agreement) which extended the maturity of the notes to December 1, 2011. Interest on the notes continues to accrue at 10% and is due and payable at maturity; provided, however, that minimum annual installments of interest are paid on or before December 31 of each year through December 31, 2010. Such minimum annual installment increases each year by not less than 2.5% and not more than 5%, based on the Consumer Price Index for All Urban Consumers (CPI-U). No minimum payments were paid in 1999 or during the three months ended March 31, 2000 on either note.

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

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by eight of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these eight Local Limited Partnerships, has been reduced to zero at March 31, 2000. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Limited Partnerships. These advances are payable to the Partnership. Interest is calculated at the Chase Manhattan prime rate plus 2% (10.83% at March 31, 2000). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the three months ended March 31, 2000 and 1999, the Partnership made no advances for working capital purposes. At March 31, 2000, the amount owed to the Partnership for working capital advances to Local Limited Partnerships amounted to approximately $362,000.

The following are combined statements of operations for the three months ended March 31, 2000 and 1999, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                                          COMBINED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                                       March 31,
                                                  2000          1999
                                                    (in thousands)
Rental income                                    $1,899        $1,815
Other income                                         70            59
   Total income                                   1,969         1,874

Operating expenses                                1,207         1,192
Interest, taxes, and insurance                      588           552
Depreciation                                        311           296
   Total expense                                  2,106         2,040

Net loss                                         $ (137)       $ (166)

National Housing Partnership

   Realty Fund I share of losses                 $ (135)       $ (164)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During the three month periods ended March 31, 2000 and 1999, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $21,000 and $22,000, respectively, for services provided to the Partnership. No payments for such fees were made to the General Partner during the three months ended March 31, 2000 and 1999. As of March 31, 2000, the Partnership owed approximately $1,024,000 to the General Partner for accrued administrative and reporting fees.

During the three months ended March 31, 1999, approximately $1,000 of working capital advances were made by the General Partner to the Partnership. No such amounts were advanced or repaid during the three months ended March 31, 2000. The amount owed to the General Partner at March 31, 2000 was approximately $9,000. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2% (10.83% at March 31, 2000). Accrued interest on this loan amounted to approximately $2,000 at March 31, 2000.

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

(5)   GOING CONCERN

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

(6) LEGAL PROCEEDINGS

In 1997, NHP received subpoenas from the HUD Inspector General ("IG") requesting documents relating to arrangements whereby NHP or any of its affiliates provided compensation to owners of HUD-assisted or HUD-insured multi-family projects in exchange for or in connection with property management of a HUD project. In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or AIMCO, the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with the investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

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

The Partnership had cash and cash equivalents of approximately $22,000 at March 31, 2000 as compared to no cash and cash equivalents at March 31, 1999. The Partnership had cash and cash equivalents of approximately $23,000 at December 31, 1999. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 2000, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. The Partnership's only other form of liquidity is from General Partner loans. For the three months ended March 31, 1999, the General Partner advanced the Partnership approximately $1,000 to pay operating expenses. There were no advances for the three months ended March 31, 2000. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

At March 31, 2000, the Partnership currently owes the General Partner approximately $1,024,000 for administrative and reporting services performed. During the three months ended March 31, 2000 and 1999, no payments were made by the Partnership to the General Partner for administrative and reporting services. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed, rather the payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

During the three months ended March 31, 2000 and 1999, no working capital advances were made by the Partnership to the Local Limited Partnerships. No repayments of advances were received from the Local Limited Partnerships during the three months ended March 31, 2000 or 1999. The combined amount carried as due to the Partnership by the Local Limited Partnerships was approximately $362,000 as of March 31, 2000.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 2000, investments in eight of the Local Limited Partnerships has been decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. No cash distributions were received from the Local Limited Partnerships during the three months ended March 31, 2000 and 1999. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

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

The Fairmeadows and Southridge notes, both of which were issued in connection with the Partnership's initial acquisition of the property, initially accrued interest at the rate of 10% per annum. The notes are nonrecourse and are secured by a security interest in all partnership interests in the Partnership. In 1996, the Partnership and the holders of the Fairmeadows and Southridge notes entered into a Modification, Renewal and Extension of Liens Agreement (the Agreement) which extended the maturity of the notes to December 1, 2011. Interest on the notes continues to accrue at 10% and is due and payable at maturity; provided, however, that minimum annual installments of interest are paid on or before December 31 of each year through December 31, 2010. Such minimum annual installment increases each year by not less than 2.5% and not more than 5%, based on the Consumer Price Index for All Urban Consumers (CPI-U). No minimum payments were paid in 1999 or during the three months ended March 31, 2000 on either note.

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

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. Due to the use of the equity method of accounting as discussed in Note 2 to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the profits or losses of the Local Limited Partnerships. Eight of the ten investments in Local Limited Partnership have been reduced to zero. As a result, the Partnership's operations are no longer being affected by its share of the operations. The Partnership's share of operations for the three months ended March 31, 2000 was less than one thousand dollars. The Partnership has recorded its share of operations in the remaining two Local Limited Partnerships which amounted to losses of approximately $8,000 for the three months ended March 31, 1999.

The Partnership realized a net loss of approximately $31,000 and a net loss of approximately $48,000 for the three months ended March 31, 2000 and 1999, respectively. Net loss per unit of limited partnership interest was approximately $2.69 and $4.17 for the units outstanding at March 31, 2000 and 1999, respectively. The decrease in net loss was primarily due to the decrease in the Partnership's share of losses from the local limited partnerships, and a decrease in the Partnership's operating expenses. The Partnership did not recognize approximately $176,000 of its allocated share of losses from six Local Limited Partnerships and approximately $41,000 of its allocated share of profits from two Local Limited Partnerships for the three months ended March 31, 2000, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $175,000 of its allocated share of losses from five Local Limited Partnerships and approximately $19,000 of its allocated share of profits from three Local Limited Partnerships for the three months ended March 31, 1999, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In 1997, NHP received subpoenas from the HUD Inspector General ("IG") requesting documents relating to arrangements whereby NHP or any of its affiliates provided compensation to owners of HUD-assisted or HUD-insured multi-family projects in exchange for or in connection with property management of a HUD project. In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with the investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  Exhibit 27, Financial Data Schedule

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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

                                    NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                                  (Registrant)

                                    By:   The National Housing Partnership,
                                          Its sole General Partner

                                    By:   National Corporation for Housing
                                          Partnerships, its sole General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller

                                    Date: May 19, 2000