Form 10QSB
period 2000-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2000-08-14
CIK 731131

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

                    For the quarterly period ended June 30, 2000


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

                          55 Beattie Place, P.O. Box 1089
                              Greenville, SC 29601
                      (Address of principal executive offices)

                                 (864) 239-1000

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                         Statement of Financial Position

                                   (Unaudited)

                                 (in thousands)

                                  June 30, 2000

ASSETS

   Cash and cash equivalents                                    $   --
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                      1,863
                                                                $1,863

LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Liabilities

   Administrative and reporting fee payable to
      General Partner (Note 3)                                  $1,047
   Due to General Partner (Note 3)                                   9
   Accrued interest on partner loans (Note 3)                        2
   Other accrued expenses                                           17
                                                                 1,075

Partners' (deficit) equity
   General Partner -- The National Housing

      Partnership (NHP)                                            (87)
   Original Limited Partner -- 1133 Fifteenth
      Street Associates                                            (92)
   Other Limited Partners -- 11,509 investment
      units                                                        967
                                                                             788
                                                                          $1,863

                   See Accompanying Notes to Financial Statements

b)


                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                            Statements of Operations

                        (in thousands, except unit data)

                                   (Unaudited)


                                               Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                                2000        1999        2000         1999

revenues:
Share of profits from Local
   Limited Partnerships (Note 2)             $    22     $    31     $    22     $    23
   Distributions in excess of investment
    in Local Limited Partnership (Note 2)         34          --          34          --
                                                  56          31          56          23

Costs and Expenses:
   Administrative and reporting fees to
     General Partner (Note 3)                     22          21          44          43
   Other operating expenses                       25          12          35          30
         Total expenses                           47          33          79          73

Net income (loss)                            $     9     $    (2)    $   (23)    $   (50)

Allocation of net income (loss):
General Partner - NHP                        $    --     $    --     $    --     $    --
Original Limited Partner - 1133
 Fifteenth Street Associates                      --          --          --          --
Other Limited Partners                       $     9     $    (2)    $   (23)    $   (50)

Net income (loss) per Other Limited

Partnership Interest                         $   .78     $  (.17)    $ (2.00)    $ (4.34)

                   See Accompanying Notes to Financial Statements

c)

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                     Statement of Partners' (Deficit) Equity

                                 (in thousands)

                                   (Unaudited)


                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership     Street        Limited
                                     (NHP)      Associates     Partners        Total

(Deficit) equity at
   December 31, 1999                 $  (87)      $  (92)      $  990        $  811

Net loss - six months ended
   June 30, 2000                         --           --          (23)          (23)

(Deficit) equity at
   June 30, 2000                    $  (87)       $  (92)      $  967        $  788

Percentage interest at
   June 30, 2000                        1%            1%          98%          100%
                                        (A)           (B)          (C)


(A)   General Partner
(B)   Original Limited Partner

(C)   Consists of 11,509 investment units

                   See Accompanying Notes to Financial Statements



d)

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                            Statements of Cash Flows

                                 (in thousands)

                                   (Unaudited)

                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Distributions in excess of investment in Local Limited
     Partnerships                                               $  34        $  --
   Operating expenses paid                                        (57)         (40)
   Net cash used in operating activities                          (23)         (40)

CASH FLOWS FROM INVESTING ACTIVITIES
   Distributions received from Local Limited

     Partnerships with equity balances                             --           39
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net advances from General Partner                               --            1

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (23)          --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     23           --

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  --        $  --

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES:
     Net loss                                                   $ (23)       $ (50)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
     Share of profits from Local Limited Partnerships             (22)         (23)
     Increase in administrative and reporting fees payable         44           43
     Decrease in other accrued expenses                           (22)         (10)
        Total adjustments                                          --           10

Net cash used in operating activities                           $ (23)       $ (40)

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

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited
Partnerships: Fairmeadows Limited Partnership, Forest Green Limited Partnership, Griffith Limited Partnership, Northgate Village Limited Partnership, Southward Limited Partnership, San Jose Limited Partnership, Southridge Apartments Limited Partnership, Hurbell IV Limited Partnership, and Village Green Limited Partnership. Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of June 30, 2000, investments in eight of the ten Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize approximately $363,000 and $420,000 of losses from Local Limited Partnerships during the six months ended June 30, 2000 and 1999, respectively. As of June 30, 2000, the Partnership has not recognized a total of approximately $18,081,000 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

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

The Fairmeadows and Southridge notes, both of which were issued in connection with the Partnership's initial acquisition of the property, initially accrued interest at the rate of 10% per annum. The notes are nonrecourse and are secured by a security interest in all partnership interests in the Partnership. In 1996, the Partnership and the holders of the Fairmeadows and Southridge notes entered into a Modification, Renewal and Extension of Liens Agreement (the Agreement) which extended the maturity of the notes to December 1, 2011. Interest on the notes continues to accrue at 10% and is due and payable at maturity; provided, however, that minimum annual installments of interest are paid on or before December 31 of each year through December 31, 2010. Such minimum annual installment increases each year by not less than 2.5% and not more than 5%, based on the Consumer Price Index for All Urban Consumers (CPI-U). No minimum payments were paid in 1999 or during the six months ended June 30, 2000 on either note.

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

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by eight of the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these eight Local Limited Partnerships, has been reduced to zero at June 30, 2000. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Limited Partnerships. These advances are payable to the Partnership. Interest is calculated at the Chase Manhattan prime rate plus 2% (11.50% at June 30, 2000). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the six months ended June 30, 2000 and 1999, the Partnership made no advances for working capital purposes. At June 30, 2000, the amount owed to the Partnership for working capital advances to Local Limited Partnerships amounted to approximately $362,000.

The following are combined statements of operations for the three and six months ended June 30, 2000 and 1999, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                        COMBINED STATEMENTS OF OPERATIONS

                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                          2000         1999           2000         1999
                                                        (in thousands)

Rental income                          $  1,939      $  1,865     $  3,838     $  3,680
Other income                                 94            60          165          119
   Total income                           2,033         1,925        4,003        3,799

Operating expenses                        1,262         1,248        2,470        2,440
Interest, taxes, and insurance              600           575        1,188        1,127
Depreciation                                323           289          634          585

   Total expense                          2,185         2,112        4,292        4,152

Net loss                              $    (152)     $   (187)    $   (289)    $   (353)

National Housing Partnership

   Realty Fund I share of losses      $    (150)     $   (183)    $   (285)    $   (347)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During the six month periods ended June 30, 2000 and 1999, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $44,000 and $43,000, respectively, for services provided to the Partnership. No payments for such fees were made to the General Partner during the six months ended June 30, 2000 and 1999. As of June 30, 2000, the Partnership owed approximately $1,047,000 to the General Partner for accrued administrative and reporting fees.

During the six months ended June 30, 1999, approximately $1,000 of working capital advances were made by the General Partner to the Partnership. No such amounts were advanced or repaid during the six months ended June 30, 2000. The amount owed to the General Partner at June 30, 2000 was approximately $9,000. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2% (11.50% at June 30, 2000). Accrued interest on this loan amounted to approximately $2,000 at June 30, 2000.

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

The Partnership had no cash and cash equivalents at June 30, 2000 and 1999. The Partnership had cash and cash equivalents of approximately $23,000 at December 31, 1999. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 2000, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. The Partnership's only other form of liquidity is from General Partner loans. For the six months ended June 30, 1999, the General Partner advanced the Partnership approximately $1,000 to pay operating expenses. There were no advances for the six months ended June 30, 2000. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

At June 30, 2000, the Partnership currently owes the General Partner approximately $1,047,000 for administrative and reporting services performed. During the six months ended June 30, 2000 and 1999, no payments were made by the Partnership to the General Partner for administrative and reporting services. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed, rather the payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

During the six months ended June 30, 2000 and 1999, no working capital advances were made by the Partnership to the Local Limited Partnerships. No repayments of advances were received from the Local Limited Partnerships during the six months ended June 30, 2000 or 1999. The combined amount carried as due to the Partnership by the Local Limited Partnerships was approximately $362,000 as of June 30, 2000.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 2000, investments in eight of the Local Limited Partnerships has been decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. Cash distributions of approximately $34,000 were received from two Local Limited Partnerships during the six months ended June 30, 2000. No cash distributions were received from the Local Limited Partnerships during the six months ended June 30, 1999. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

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

The Fairmeadows and Southridge notes, both of which were issued in connection with the Partnership's initial acquisition of the property, initially accrued interest at the rate of 10% per annum. The notes are nonrecourse and are secured by a security interest in all partnership interests in the Partnership. In 1996, the Partnership and the holders of the Fairmeadows and Southridge notes entered into a Modification, Renewal and Extension of Liens Agreement (the Agreement) which extended the maturity of the notes to December 1, 2011. Interest on the notes continues to accrue at 10% and is due and payable at maturity; provided, however, that minimum annual installments of interest are paid on or before December 31 of each year through December 31, 2010. Such minimum annual installment increases each year by not less than 2.5% and not more than 5%, based on the Consumer Price Index for All Urban Consumers (CPI-U). No minimum payments were paid in 1999 or during the six months ended June 30, 2000 on either note.

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

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in Local Limited Partnerships which operate ten rental housing properties. Due to the use of the equity method of accounting as discussed in Note 2 to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the profits or losses of the Local Limited Partnerships. Eight of the ten investments in Local Limited Partnership have been reduced to zero. As a result, the Partnership's operations are no longer being affected by its share of the operations. The Partnership has recorded its share of operations in the remaining two Local Limited Partnerships which amounted to profits of approximately $22,000 and $23,000 for the six months ended June 30, 2000 and 1999, respectively.

The Partnership realized net income of approximately $9,000 and a net loss of approximately $23,000 for the three and six months ended June 30, 2000, respectively, compared to a net loss of approximately $2,000 and $50,000 for the three and six months ended June 30, 1999. Net income (loss) per unit of limited partnership interest was approximately $.78 and ($2.00) for the three and six months ended June 30, 2000 and approximately ($.17) and ($4.34) for the three and six months ended June 30, 1999. The decrease in net loss was due primarily to the distributions received in excess of the Partnership's investment in Local Limited Partnerships during the three and six months ended June 30, 2000. The decrease in net loss was partially offset by an increase in the Partnership's operating expenses.

The Partnership did not recognize approximately $363,000 of its allocated share of losses from six Local Limited Partnerships and approximately $56,000 of its allocated share of profits from two Local Limited Partnerships for the six months ended June 30, 2000, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $420,000 of its allocated share of losses from seven Local Limited Partnerships and approximately $49,000 of its allocated share of profit from one Local Limited Partnership for the six months ended June 30,
1999, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  Exhibit 27, Financial Data Schedule

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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

                                    Date: August 11, 2000