Form 10KSB
period 2000-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2001-04-16
CIK 731131

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                 For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

               For the transition period _________to _________

                         Commission file number 0-13465

         NATIONAL HOUSING PARTNERSHIP REALTY FUND I (A Maryland Limited
           Partnership) (Name of small business issuer in its charter)

         Maryland                                               52-1358879
(State or other jurisdiction of                              (I.R.S.  Employer
 incorporation or organization)                              Identification No.)

                          55 Beattie Place, PO Box 1089
                       Greenville, South Carolina 29602
                   (Address of principal executive offices)

                                 (864) 239-1000
                            Issuer's telephone number

        Securities registered under Section 12(b) of the Exchange Act:

                                      None

        Securities registered under Section 12(g) of the Exchange Act:

                      11,509 Limited Partnership Interests
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.   $670,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

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

Item 1.     Business

National Housing Partnership Realty Fund I (A Maryland Limited Partnership) (the "Partnership" or the "Registrant") was formed under the Maryland Revised Uniform Limited Partnership Act as of October 21, 1983. On May 25, 1984, the Partnership commenced offering 20,000 limited partnership interests, at a price of $1,000 per interest, through a public offering registered with the Securities and Exchange Commission (the "Offering"). The Offering was terminated on November 29, 1984, with subscriptions for 11,519 limited partnership interests.

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

The Partnership's business is to hold limited partnership interests in eight limited partnerships ("Local Limited Partnerships"), each of which owns and operates a multi-family rental housing property ("Properties") which receives one or more forms of assistance from the Federal Government. The Partnership held an interest in two additional limited partnerships which sold their properties during the year ended December 31, 2000.

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

The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:

          SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
    IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND I HAS AN INVESTMENT


                                                           Units
                                          Financed,     Authorized         Occupancy
                                           Insured      for Rental         Percentage
                                             and        Assistance      for the Year Ended
 Property Name, Location      Number of   Subsidized       Under           December 31,
  and Partnership Name        Units         Under      Section 8 (B)     2000     1999

Fairmeadows                    (C)           (C)            (C)          (C)       (C)
  Duncanville, Texas
   (Fairmeadows Limited
     Partnership)
Forest Green                   100           (A)            85           93%       86%
  Gainesville, Florida
   (Forest Green Limited
     Partnership)
Howard F. Robbins Tower        191           (A)            167          100%      98%
 Mayfield Heights, Ohio
 (Gates Mills I Limited
  Partnership)
Lakeview Apartments            100           (A)            95           97%       99%
  Fresno, California
  (Griffith Limited
    Partnership)
Northgate Village              150           (A)            49           98%       98%
  Columbus, Georgia
   (Northgate Village
     Limited Partnership)
Parker Square                  175           (A)            122          99%       99%
 Houston, Texas
 (Southward Limited
    Partnership)
San Jose                       220           (A)            215          100%     100%
 San Antonio, Texas
 (San Jose Limited
    Partnership)
Southridge                     (C)           (C)            (C)          (C)       (C)
 Austin, Texas
  (Southridge Apartments
   Limited Partnership)
Talladega Downs                100           (A)            100          100%     100%
 Talladega, Alabama
 (Hurbell IV Limited
    Partnership)
Village Green                  100           (A)            77           90%       88%
 Gainesville, Florida
 (Village Green Limited
  Partnership

   (A)The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.
(B)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1974.
(C) Property was sold during the year ended December 31, 2000.

Ownership Percentages

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2000.


                         NHP Realty Fund I Original Cost
                          Percentage      of Ownership   Mortgage      Notes Payable and
     Partnership           Interest         Interest      Notes      Accrued Interest (1)

Fairmeadows L.P. (2)          99%            $1,091       $    --           $   --
Forest Green L.P.             99%               420           810               --
Gates Mills I L.P.            98%             1,561         1,941            7,000
Griffith L.P.                 99%               631           873            2,934
Northgate Village L.P.        99%               621         1,193            2,561
Southward L.P.                99%               917         1,324            3,962
San Jose L.P.                 99%             1,156         1,691            4,477
Southridge Apartments
 L.P. (2)                     99%             1,344            --               --
Hurbell IV L.P.               99%               372           928            1,596
Village Green L.P.            99%               430           657               --

(1)   See  "Item  6.   Management's   Discussion   and  Analysis  or  Plan  of
      Operations" for further details.
(2)   The Local Limited Partnership sold its property in 2000.

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

Regulation of Affordable Housing

The Federal Housing Administration (FHA) has contracted with the eight subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are one or five years with one year renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 910 units, or 80% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market rents. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, the Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the "Housing Acts") permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under a tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD. While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the properties owned by the Local Limited Partnerships, there can be no assurance that the new legislation will not significantly and adversely affect the operations of the properties of the Local Limited Partnerships.

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total    Percentage of Total
                         Units        Subsidized Units          Total Units

2001                      796                87%                    70%
2002                       --                --                     --
Thereafter                114                13%                    10%

Total                     910               100%                    80%

Of the units (910 in total) receiving rent subsidies from Section 8, 796 of the units have their contracts expiring during the year ending December 31, 2001. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the
Section 8 program,  even with full debt restructuring;  or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

Each of the options requires an application to HUD, and, to a greater or lesser extent, the fulfillment of certain procedural submission requirements and financial requirements, which must be weighed in connection with the determination of which option to select.

The Section 8 requirements are separate from the requirements governing the underlying HUD-insured mortgage loans, and any other HUD, state or local requirements, all of which must be fulfilled, irrespective of the option chosen with regard to the continuation of Section 8 participation.

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

Item 3.     Legal Proceedings

In October 1997, NHP received a subpoena from the Inspector General ("IG") of HUD requesting documents relating to any agreement whereby NHP or any of its affiliates provides or has provided compensation to owners (or their affiliates) of HUD-assisted properties (the "Transactions"). Documents were produced which may have been responsive to the HUD subpoena and submitted to the HUD Inspector General in 1998.

In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or AIMCO, the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and do not believe that the investigations will result in a material adverse impact on their operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

The partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted.

                                     PART II

Item 5. Market for the Registrant's Partnership Interests and Related Partnership Matters

      (a) Interests in the Partnership were sold through a public offering. There is no established market for resale of interests in the Partnership. Accordingly, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.

      (b) As of December 31, 2000, there were 964 registered holders of 11,509 limited partnership interests (in addition to 1133 Fifteenth Street Associates - See "Item 7. Financial Statements -
            Note 1"). In 1999, the number of Limited Partnership Units decreased by 10 units due to Limited Partners abandoning his or her units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

      (c) No cash dividends or distributions have been declared from the inception of the Partnership to December 31, 2000.

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

As discussed in note 6 to the combined financial  statements  attached hereto as
Exhibit 99.1, Griffith, Southward, Northgate Village, San Jose, Gates Mill I and Hurbell IV Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes are nonrecourse notes secured by both the Partnership's and NHP's interests in the Local Limited Partnerships and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due October 31, 1997, October 4, 1998, July 26, 1999, August 29, 1999, October 1, 1999, and November 9, 1999, respectively. Interest continues to be paid or accrued under the original terms of the respective agreements. Each note is in default and the noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

During 2000, Fairmeadows Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Fairmeadows Apartments. The closing occurred on December 27, 2000, with a sale price of approximately $5,050,000. Net proceeds of approximately $4,780,000 were used to repay the mortgage encumbering the property with the holders ("AIMCO") of the Fairmeadows note payable receiving the remaining net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. The Local Limited Partnership recorded a gain on sale of approximately $684,000 and an extraordinary gain on debt forgiveness of approximately $2,186,000.

During 2000, Southridge Apartments Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Southridge Apartments. The closing occurred on December 27, 2000, with a sale price of approximately $6,000,000. Net proceeds of approximately $5,673,000 were used to repay the mortgage encumbering the property with the holders ("AIMCO") of the Southridge note payable receiving the remaining net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. The Local Limited Partnership recognized a gain on sale of approximately
$916,000 and an extraordinary gain on debt forgiveness of approximately $1,904,000.

During 2000, the Partnership advanced approximately $89,000 to Southridge Apartments Limited Partnership for working capital purposes. No advances were made by the Partnership to the Local Limited Partnerships during 1999. Repayments of advances of approximately $20,000 and $8,000 were received from one Local Limited Partnership during 2000 and 1999, respectively. Accrued interest of approximately $9,000 was received from one Local Limited Partnership during 1999. At December 2000, the Partnership's working capital advances to Local Limited Partnerships amounted to approximately $431,000. Interest is charged at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 9.50% at December 31, 2000.

During 2000, the General Partner advanced approximately $63,000 to four Local Limited Partnerships, to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). No advances were made in 1999. During 1999, two Local Limited Partnerships made payments of principal of approximately $8,000. No payments of principal were made during 2000. At December 31, 2000, the balance owed to the General Partner by the Local Limited Partnerships was approximately $536,000, including accrued interest of approximately $43,000. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 9.50% at December 31, 2000.

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, of $75,000 during 2000 and 1999, respectively. Payments of these fees are made to the General Partner without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 2000 and 1999, the Local Limited Partnerships paid approximately $35,000 and $96,000, respectively. The accumulated fees owed to NHP are approximately $469,000 at December 31, 2000.

Net cash used in operations for the year ended December 31, 2000 was approximately $49,000 compared to net cash provided by operations of approximately $14,000 in 1999. The decrease in cash provided by operations was a result of a decrease in the receipt of distributions in excess of the investment in Local Limited Partnerships and a slight increase in operating expenses.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, investment carrying values for six of the Local Limited Partnerships has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships for these partnerships. Cash distributions of approximately $34,000 and $79,000 were received from two and five Local Limited Partnerships during the years ended December 31, 2000 and 1999, respectively. The receipt of these distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

The Partnership had cash and cash equivalents of approximately $9,000 at December 31, 2000 as compared to cash and cash equivalents of approximately $23,000 at December 31, 1999. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 2000, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. Total distributions received from Local Limited Partnerships decreased to approximately $34,000 in 2000 from $79,000 in 1999. The Partnership's only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During 2000 and 1999, the General Partner advanced approximately $104,000 and $1,000, respectively, to the Partnership to pay operating expenses. No repayments of advances were made by the Partnership during 2000 and 1999. Interest is charged on borrowing at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 9.50% at December 31, 2000. Interest accrued for the years ended December 31, 2000 and 1999 was approximately $6,000 and $1,000, respectively, which is included in other operating expenses on the Partnership's Statement of Operations.

As of December 31, 2000, the Partnership owed the General Partner approximately $1,089,000 for administrative and reporting services performed. During the years ended December 31, 2000 and 1999, no payments were made by the Partnership to the General Partner for administrative and reporting services. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather, the payment of the unpaid administrative and reporting fees and other advances to the General Partner will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Results of Operations

At December 31, 2000, the Partnership holds an interest in ten Local Limited Partnerships, which operate eight rental housing properties. Two Partnerships sold their investment properties during December 2000. Due to the use of the equity method of accounting as discussed in "Item 7. Financial Statements - Note 1", to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the profits or losses of the Local Limited Partnerships. As of December 31, 1995, the Partnership had no carrying basis in any of the Local Limited Partnerships and reflected no share of losses for Local Limited Partnerships in 1995. However, during the year ended December 31, 1996, Forest Green and Village Green Limited Partnerships completed discounted buyout agreements for early settlement of their notes payable and related accrued interest payable to the former owner, resulting in extraordinary gains of approximately $1,368,000 and $1,379,000, respectively, for the two Local Limited Partnerships. The Partnership has recorded its net share of profits of approximately $103,000 and $35,000 in these two Local Limited Partnerships for the years ended December 31, 2000 and 1999, respectively. Due to the sale of the property held by Fairmeadows Limited Partnership a gain on sale of approximately $623,000 and an extraordinary gain on debt forgiveness of approximately $2,186,000 were recorded, which more than offset losses not taken in previous years. The Partnership's share of profits recognized in 2000 from this Local Limited Partnership was approximately $533,000.

The Partnership realized net income of approximately $498,000 for the year ended December 31, 2000, compared to a net loss of approximately $21,000 for the year ended December 31, 1999. Net income (loss) per unit of limited partnership interest went from a net loss of $1.82 to net income of $42.40 for the units outstanding at December 31, 1999 and 2000, respectively. The increase in net income was primarily due to an increase in the Partnership's share of profits from the Local Limited Partnerships which was partially offset by the decrease in the receipt of distributions in excess of investment in Local Limited Partnerships and an increase in operating expenses.

The Partnership did not recognize approximately $546,000 of its allocated share of losses from six Local Limited Partnerships and approximately $5,006,000 of its allocated share of profits from two Local Limited Partnerships for the year ended December 31, 2000, as the Partnership's net carrying basis in them was reduced to zero in a prior year (see Note 2 to the Partnership's financial statements).

Item 7.     Financial Statements

The financial statements of the Partnership are included on pages 10 through 30 of this report.

                          Independent Auditors' Report



To The Partners of
National Housing Partnership Realty Fund I
Indianapolis, Indiana


We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund I (the Partnership) as of December 31, 2000, and the related statements of operations, partners' (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Gates Mills I Limited Partnership or Hurbell IV Limited Partnership (investees of the Partnership) for the years ended December 31, 2000 and 1999. The accompanying statement of operations includes approximately $12,000 of distributions in excess of investment from Gates Mills I Limited Partnership for the year ended December 31, 1999 (none in 2000). The financial statements of these investees were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for these investees, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund I at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 6 to the financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                          /s/Ernst & Young LLP
Indianapolis, Indiana
March 14, 2001

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                                December 31, 2000

                                (in thousands)






                               ASSETS
   Cash and cash equivalents                                         $       9
   Investments in and advances to Local Limited Partnerships
   (Note 2)                                                              2,545
                                                                     $   2,554
             LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Liabilities:
  Administrative and reporting fee payable to
     General Partner (Note 3)                                        $   1,089
  Due to General Partner (Note 3)                                          113
  Accrued interest on partner loans (Note 3)                                 8
  Accrued expenses                                                          35
                                                                         1,245
Partners' (deficit) equity:
  General Partner -- The National Housing Partnership (NHP)                (82)
  Original Limited Partner -- 1133 Fifteenth Street

     Associates                                                            (87)
  Other Limited Partners -- 11,509 investment units                      1,478
                                                                         1,309
                                                                     $   2,554

                        See Notes to Financial Statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                       (in thousands, except unit data)


                                                                 Years Ended December 31,
                                                                    2000           1999

REVENUES:
  Share of profits from Local Limited Partnerships
    (Note 2)                                                   $   636          $    35
  Interest received on advances to Local Limited
    Partnerships (Note 2)                                           --                9
  Distributions in excess of investment in Local Limited
    Partnership (Note 2)                                            34               79
                                                                   670              123
COST AND EXPENSES:
  Administrative and reporting fees to General
    Partner (Note 3)                                                86               86
  Interest expense on loan from General Partner (Note 3)             6                1
  Other operating expenses                                          80               57
                                                                   172              144

NET INCOME (LOSS)                                              $   498          $   (21)

ALLOCATION OF NET INCOME (LOSS):
  General Partner - NHP                                        $     5          $    --
  Original Limited Partner - 1133 Fifteenth Street
    Associates                                                       5               --
  Other Limited Partners                                           488              (21)
                                                                   498              (21)

NET INCOME (LOSS) PER OTHER LIMITED PARTNERSHIP
  INTEREST                                                     $ 42.40          $ (1.82)


                        See Notes to Financial Statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                   STATEMENTS OF PARTNERS' (DEFICIT) EQUITY

                                (in thousands)



                                   The National      1133
                                     Housing      Fifteenth       Other
                                   Partnership      Street       Limited
                                      (NHP)       Associates     Partners        Total

(Deficit) equity at
   January 1, 1999                 $   (87)        $  (92)      $ 1,011        $   832

Net loss for the year ended
   December 31, 1999                    --             --           (21)           (21)

(Deficit) Equity at
   December 31, 1999                   (87)           (92)          990            811

Net income for the year ended
   December 31, 2000                     5              5           488            498

(Deficit) equity at
   December 31, 2000               $   (82)        $  (87)      $ 1,478        $ 1,309

Percentage interest at
   December 31, 2000 and 1999           1%             1%           98%           100%
                                        (A)            (B)           (C)

(A)   General Partner

(B)   Original Limited Partner

(C) Consists of 11,509 investment units at December 31, 2000 and 1999. During 1999, 10 units were abandoned (Note 7).


                        See Notes to Financial Statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                (in thousands)


                                                                  Years Ended December 31,
                                                                     2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received on advances to Local Limited
   Partnerships                                                    $  --           $   9
  Distributions in excess of investment in Local
    Limited Partnerships                                              34              79
  Operating expenses paid                                            (83)            (74)

  Net cash (used in) provided by operating activities                (49)             14

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of advances to Local Limited Partnerships                 20               8
  Advances to Local Limited Partnerships                             (89)             --

  Net cash (used in) provided by investing activities                (69)              8

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from General Partner                                      104               1

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (14)             23

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          23              --

CASH AND CASH EQUIVALENTS, END OF YEAR                             $   9           $  23

RECONCILIATION  OF NET INCOME (LOSS) TO NET CASH (USED IN) PROVIDED BY OPERATING
  ACTIVITIES:

Net income (loss)                                                  $ 498           $ (21)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
   Share of profits from Local Limited Partnerships                 (636)            (35)
   Increase in administrative and reporting fees
     payable to General Partner                                       86              86
   Increase in accrued interest on partner loans                       6               1
   Decrease in accrued expenses                                       (3)            (17)

         Total adjustments                                          (547)             35

      Net cash (used in) provided by operating activities          $ (49)          $  14

                        See Notes to Financial Statements

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. To estimate the fair value of the balances due to the General Partner and accrued interest thereon, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying value of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Partnership has only one reportable segment. Due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

2.    INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited
Partnerships: Fairmeadows Limited Partnership, Forest Green Limited Partnership, Griffith Limited Partnership, Northgate Village Limited Partnership, Southward Limited Partnership, San Jose Limited Partnership, Southridge Apartments Limited Partnership, Hurbell IV Limited Partnership and Village Green Limited
Partnership. During 2000, Fairmeadows Limited Partnership and Southridge Apartments Limited Partnership sold their rental properties.

During 2000, Fairmeadows Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Fairmeadows Apartments. The closing occurred on December 27, 2000, with a sale price of approximately $5,050,000. Net proceeds of approximately $4,780,000 were used to repay the mortgage encumbering the property with the holders ("AIMCO") of the Fairmeadows note payable receiving the remaining net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. The Local Limited Partnership recorded a gain on sale of approximately $684,000 and an extraordinary gain on debt forgiveness of approximately $2,186,000.

During 2000, Southridge Apartments Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Southridge Apartments. The closing occurred on December 27, 2000, with a sale price of approximately $6,000,000. Net proceeds of approximately $5,673,000 were used to repay the mortgage encumbering the property with the holders ("AIMCO") of the Southridge note payable receiving the remaining net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. The Local Limited Partnership recognized a gain on sale of approximately
$916,000 and an extraordinary gain on debt forgiveness of approximately $1,904,000.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of December 31, 1995, investments in all ten of the Local Limited Partnerships had been reduced to zero. However, during 1996, Forest Green and Village Green Limited Partnerships completed discounted buyout agreements for early settlement of their notes payable to former owner and related accrued interest payable, resulting in gains of approximately $1,368,000 and $1,379,000, respectively, for the two Local Limited Partnerships. The Partnership's share of net profits from these two Local Limited Partnerships was approximately $103,000 and $35,000 for the years ended December 31, 2000 and 1999, respectively. Due to the sale of the property held by Fairmeadows Limited Partnership a gain on sale of approximately $623,000 and an extraordinary gain on debt forgiveness of approximately $2,186,000 were recorded, which more than offset losses in previous years. The Partnership's share of profits recognized in 2000 from this Local Limited Partnership was approximately $533,000. The Partnership did not recognize approximately $546,000 and $1,183,000 of losses from six and seven Local Limited Partnerships during 2000 and 1999, respectively. As of December 31, 2000, the Partnership has not recognized approximately $13,314,000 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at December 31, 2000 for eight Local Limited Partnerships. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances remain due and payable to the Partnership. Interest is calculated at the Chase Manhattan prime rate plus 2% or 11.50% at December 31, 2000. Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During 2000, the Partnership advanced approximately $89,000 to Southridge Apartments Limited Partnership for working capital purposes. No advances were made by the Partnership to the Local Limited Partnerships during 1999. Repayments of advances of approximately $20,000 and $8,000 were received from one Local Limited Partnership during 2000 and 1999, respectively. Accrued interest of approximately $9,000 was received from one Local Limited Partnership during 1999.

Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 2000, and the combined results of operations for each of the two years in the period ended December 31, 2000, are provided on the following page.

                        CONDENSED COMBINED FINANCIAL POSITION
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                                              December 31, 2000
Assets:
  Land                                                               $  2,285
  Buildings and improvements, net of accumulated
   depreciation of approximately $12,124                               16,315
  Other assets                                                          4,678
                                                                     $ 23,278
Liabilities and Partners' Deficit:
  Liabilities:
  Mortgage notes payable                                             $  9,417
  Notes payable                                                         8,791
  Accrued interest on notes payable                                    13,739
  Other liabilities                                                     3,154

                                                                       35,101
Partners' Deficit:
  National Housing Partnership Realty Fund I                         (11,565)
  Other partners                                                        (258)
                                                                    $(11,823)
                                                                    $ 23,278


                       CONDENSED COMBINED RESULTS OF OPERATIONS
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)


                                                         Years Ended December 31,
                                                           2000             1999

Rental income                                            $ 7,690          $ 7,417
Other income                                                 397              360
Gain on sale of rental property                            1,600               --

Total revenues                                             9,687            7,777

Expenses:
  Operating expenses                                       5,939            5,824
  Financial expenses                                          88               85
  Interest on notes payable                                1,302            1,294
  Depreciation                                             1,302            1,184
  Impairment loss on rental property                          --              422

    Total expenses                                         8,631            8,809

Income (loss) before extraordinary item                    1,056           (1,032)

Extraordinary gain on forgiveness of debt                  4,090               --

Net income (loss)                                        $ 5,146         $ (1,032)

The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Each Local Limited Partnership was formed during 1984 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 of the National Housing Act. During the year ended December 31, 2000 and 1999 the projects received a total of approximately $3,300,000 and $3,161,000, respectively of rental assistance from HUD.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 910 units, or 80% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market rents. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, the Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the "Housing Acts") permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In markets in rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under a tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD. While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the properties owned by the Local Limited Partnerships, there can be no assurance that the new legislation will not significantly and adversely affect the operations of the properties of the Local Limited Partnerships.

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total    Percentage of Total
                         Units        Subsidized Units          Total Units

2001                      796                87%                    70%
2002                       --                --                     --
Thereafter                114                13%                    10%

Total                     910               100%                    80%

Of the units (910 in total) receiving rent subsidies from Section 8, 796 of the units have their contracts expiring during the year ending December 31, 2001. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the
Section 8 program,  even with full debt restructuring;  or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

Each of the options requires an application to HUD, and, to a greater or lesser extent, the fulfillment of certain procedural submission requirements and financial requirements, which must be weighed in connection with the determination of which option to select.

The Section 8 requirements are separate from the requirements governing the underlying HUD-insured mortgage loans, and any other HUD, state or local requirements, all of which must be fulfilled, irrespective of the option chosen with regard to the continuation of Section 8 participation.

Depreciation of the buildings and improvements for six of the Local Limited Partnerships is computed on a straight-line method, assuming a 50-year life from the date of initial occupancy at the time of construction or after substantial rehabilitation of the building, and depreciation of equipment is calculated using accelerated methods over estimated useful lives of 5 to 27 years. Depreciation for one of the Local Limited Partnerships is computed using the straight-line method, assuming a 30-year life and a 30% salvage value, while depreciation for another Local Limited Partnership is computed using the straight-line method assuming a 40-year life.

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

These notes mature as follows:


Local Partnership                           Due Date    Note Amount  Accrued Interest
                                                                (in thousands)
Griffith Limited Partnership                10/31/97*     $  1,199        $ 1,735
Southward Limited Partnership               10/4/98*         1,609          2,353
Northgate Village Limited Partnership       7/26/99*           969          1,592
San Jose Limited Partnership                8/29/99*         1,699          2,778
Gates Mills I Limited Partnership           10/1/99*         2,667          4,333
Hurbell IV Limited Partnership              11/9/99*           648            948

Total Delinquent                                          $  8,791       $ 13,739

* Notes are in default.


SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement") requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell.

During 1999, Hurbell IV Limited Partnership recognized an impairment loss on its rental property in the amount of approximately $422,000. The Limited Partner is actively attempting to sell its net assets. This impairment loss was the result of the net carrying value of the assets exceeding the estimated net sales value.

Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 2000. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

3.    TRANSACTIONS  WITH THE  GENERAL  PARTNER AND  AFFILIATES  OF THE GENERAL
      PARTNER

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $86,000 annually during 2000 and 1999. No payments for such fees were made to the General Partner in 2000 and 1999. As of December 31, 2000, the Partnership owed approximately $1,089,000 to the General Partner for accrued administrative and reporting fees.

During 2000 and 1999, the General Partner advanced approximately $104,000 and $1,000, respectively, to the Partnership to pay operating expenses. No repayments were made by the Partnership during 2000 and 1999. Interest is charged on the borrowing at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 9.50% at December 31, 2000. Interest accrued for the years ended December 31, 2000 and 1999 was approximately $6,000 and $1,000 respectively, which is included in other operating expenses on the Partnership's Statement of Operations.

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects operated by eight of the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned approximately $703,000 and $645,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 2000 and 1999, respectively. At December 31, 2000, the amount due NHPMC and unpaid by the Local Limited Partnerships amounted to approximately $22,000.

Personnel working at the project sites, which are managed by NHPMC are employees of NHPMC. The projects reimburse NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2000 and 1999, were approximately $1,005,000 and $1,029,000, respectively.

An affiliate of the Local Partner of Gates Mills I Limited Partnership provides management services for the property owned by the Local Limited Partnership. During 2000 and 1999, the affiliate received approximately $69,000 in each year for these services. Additionally, in 2000, approximately $16,000 was paid to this affiliate for accounting services and approximately $12,000 was paid to another affiliate for painting services. No such payments were made in 1999.

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

A reconciliation follows:

                                                  Years Ended December 31,
                                                     2000            1999
                                                       (in thousands)

Net income (loss) per financial statements          $ 498           $ (21)

  Other                                                 89             66
  Partnership's share of limited local
   Partnership's income (loss)                       2,491            (13)

Income per tax return                              $ 3,078           $ 32


The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets:

                                                   December 31, 2000
                                                     (in thousands)

      Net assets as reported                           $  1,309
      Add (deduct):
       Investment in Partnerships                       (22,699)
       Other                                               (346)
      Net deficit - federal tax basis                  $(21,736)

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

6.    GOING CONCERN

Certain of the Local Partnership's notes payable are past due, and therefore, the notes are in default (see Note 2). Continuation of the Local Partnerships' operations in the present form is dependent on its ability to extend the maturity date of these notes, or to repay or to refinance the notes. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

7.    ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 1999, the number of Limited Partnership Units decreased by 10 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonments. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments in 2000.

8.    LEGAL PROCEEDINGS

In October 1997, NHP received a subpoena from the Inspector General ("IG") of HUD requesting documents relating to any agreement whereby NHP or any of its affiliates provides or has provided compensation to owners (or their affiliates) of HUD-assisted properties (the "Transactions"). Documents were produced which may have been responsive to the HUD subpoena and submitted to the HUD Inspector General in 1998.

In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or AIMCO, the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and do not believe that the investigations will result in a material adverse impact on their operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

9. REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND I HAS INVESTED


                                         Initial Cost                   Cost
                                        To Partnership               Capitalized
                                        (in thousands)                (Removed)
                                                                   Net Subsequent
                                                                   to Acquisition
                                                                   (in thousands)
                                                Buildings
                                               and Related
                                                Personal                   Carrying Cost
     Description      Encumbrances    Land      Property    Improvements    Adjustments

Forest Green                 (1)     $  170     $ 2,062        $   493       $     --
 Limited Partnership
Gates Mills I                (1)        669       6,058             96             --
 Limited Partnership
Griffith                     (1)        270       2,624            724         (1,000)
 Limited Partnership
Northgate Village            (1)        220       2,953            710            (17)
 Limited Partnership
Southward                    (1)        220       4,110            745           (900)
 Limited Partnership
San Jose                     (1)        440       4,728          1,609             --
 Limited Partnership
Hurbell IV                   (1)        100       2,159            168         (1,460)
 Limited Partnership
Village Green
 Limited Partnership         (1)        137       2,096            540             --
  Totals                             $2,226     $26,790        $ 5,085      $  (3,377)



                         Gross Amount At Which
                                Carried
                         At December 31, 2000
                            (in thousands)
                                                                                 Life upon which
                                                                                 depreciation in
                            Buildings                                                latest
                               And                                                  statement
                             Related                                              of operations
                            Personal             Accumulated   Date of      Date    is computed
     Description      Land  Property  Total(2)   Depreciation Constructin Acquired   (years)
                                         (3)         (3)

Forest Green          $175   $ 2,550  $  2,725     $   1,085    1972        8/84       5-50
 Limited Partnership
Gates Mills I          669     6,154     6,823         2,316    1972       10/84       5-30

 Limited Partnership
Griffith Limited
 Partnership           271     2,347     2,618         1,096    1973       11/84       5-50

Northgate Village
 Limited Partnership   212     3,654     3,866         1,562    1973        7/84       5-50

Southward
 Limited Partnership   229     3,946     4,175         1,793    1972       10/84       5-50

San Jose Limited
 Partnership           485     6,292     6,777         2,882    1970        9/84       5-50

Hurbell IV
 Limited Partnership   101       866       967           271    1974       11/84       5-40

Village Green
 Limited Partnership   143     2,630     2,773         1,119    1971        8/84       5-50

  Totals            $2,285   $28,439   $30,724       $12,124


(1) Schedule of Encumbrances


                                                                   Notes
                                                                Payable and
                                                   Mortgage       Accrued
Partnership Name                                    Notes        Interest      Total
                                                             (in thousands)
Forest Green Limited Partnership                    $ 810          $   --    $   810

Gates Mills I Limited Partnership                    1,941          7,000      8,941

Griffith Limited Partnership                           873          2,934      3,807

Northgate Village Limited Partnership                1,193          2,561      3,754

Southward Limited Partnership                        1,324          3,962      5,286

San Jose Limited Partnership                         1,691          4,477      6,168

Hurbell IV Limited Partnership                         928          1,596      2,524

Village Green Limited Partnership                      657             --        657

  Total - December 31, 2000                        $ 9,417        $22,530    $31,947

(2)   The   aggregate   cost  of  land  for  Federal   income  tax  purposes  is
      approximately $1,902,000 and the aggregate costs of buildings and improvements for Federal income tax purposes is approximately $31,713,000. The total of the above-mentioned items is approximately $33,615,000.

(3)    Reconciliation of real estate

                                                 Years Ended December 31,
                                                   2000           1999
                                                      (in thousands)
Balance at beginning of period                   $ 43,519       $ 43,136
Improvements during the period                      1,432            805
Disposals of rental properties                    (14,227)            --
Impairment losses on rental property                   --           (422)
Balance at end of period                         $ 30,724       $ 43,519

Reconciliation of accumulated depreciation

                                                 Years Ended December 31,
                                                   2000           1999
                                                      (in thousands)
Balance at beginning of period                   $ 16,071       $ 14,887
Depreciation expense for the period                 1,302          1,184
Disposals of rental properties                     (5,249)            --
Balance at end of period                         $ 12,124       $ 16,071

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

Lance J. Graber (39) was appointed Executive Vice President - Acquisitions of NCHP and AIMCO in October 1999. His principal business function is acquisitions. Prior to joining AIMCO, Mr. Graber was an Associate from 1991 through 1992 and then a Vice President from 1992 through 1994 at Credit Suisse First Boston engaged in real estate financial advisory services and principal investing. He was a Director there from 1994 to May 1999, during which time he supervised a staff of seven in the making of principal investments in hotel, multi-family and assisted living properties. Mr. Graber received a B.S. and an M.B.A. from the Wharton School of the University of Pennsylvania.

Patrick J. Foye (age 43) has been Executive Vice President of NCHP since October 1, 1998 and was appointed President in September 1999. Mr. Foye is responsible for acquisitions of partnership securities, consolidation of minority interests and corporate and other acquisitions. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Executive Officers

The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

Lance J. Graber (age 39).  See "Directors of NCHP."

Patrick J. Foye  (age 43). See "Directors of NCHP."

Steven D. Ira (age 49) has served as Executive Vice President of NCHP since 1997 and of AIMCO since 1994. From 1987 until July 1994, he served as President of Property Asset Management ("PAM"). Prior to merging his firm with PAM in 1987, Mr. Ira acquired extensive experience in property management. Between 1977 and 1981 he supervised the property management of over 3,000 apartment and mobile home units in Colorado, Michigan, Pennsylvania and Florida, and in 1981 he joined with others to form the property management firm of McDermott, Stein and Ira. Mr. Ira served for several years on the National Apartment Manager Accreditation Board and is a former president of the National Apartment Association and the Colorado Apartment Association. Mr. Ira is the sixth individual elected to the Hall of Fame of the National Apartment Association in its 54-year history. He holds a Certified Apartment Property Supervisor (CAPS) and a Certified Apartment Manager designation from the National Apartment Association, a Certified Property Manager (CPM) designation from the National Institute of Real Estate Management (IREM) and he is a member of the Boards of Directors of the National Multi-Housing Council, the National Apartment Association and the Apartment Association of Metro Denver. Mr. Ira received a B.S. from Metropolitan State College in 1975.

Joel F.  Bonder  (age 52) was  appointed  Executive  Vice  President,  General
Counsel and Secretary of NCHP and AIMCO effective December 1997. Prior to joining the Company, Mr. Bonder served as Senior Vice President and General Counsel of NHP from April 1994 until December 1997. Mr. Bonder served as Vice President and Deputy General Counsel of NHP from June 1991 to March 1994 and as Associate General Counsel of NHP Incorporated from 1986 to 1991. From 1983 to 1985, Mr. Bonder practiced with the Washington, D.C. law firm of Lane & Edson, P.C. and from 1979 to 1983 practiced with the Chicago law firm of Ross and Hardines. Mr. Bonder received a B.A. from the University of Rochester and a J.D. from Washington University School of Law.

Paul J.  McAuliffe  (age 44) has been  Executive  Vice  President  of NCHP and
AIMCO since February 1999 and was appointed Chief Financial Officer in October 1999. Prior to joining the Company, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp and prior to that time had been a Managing Director of Smith Barney, Inc. from 1993 to 1996, where he was senior member of the underwriting team that lead AIMCO's initial public offering in 1994. Mr. McAuliffe was also a Managing Director and head of the real estate group at CS First Boston from 1990 to 1993 and he was a Principal in the real estate group at Morgan Stanley & Co., Inc. where he worked from 1983 to 1990. Mr. McAuliffe received a B.A. from Columbia College and an M.B.A. from University of Virginia, Darden School.

Martha L. Long (age 41) has been Senior Vice President and Controller of NCHP and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. Martha L. Long has been Senior Vice President and
Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO.

There is no family relationship between any of the foregoing directors and executive officers.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit of $39,000 and non-audit services (principally tax-related) of $6,000.

Item 10.  Executive Compensation

National Housing Partnership Realty Fund I has no officers or directors. No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 13. Certain Relationships and Related Transactions."

Item 11. Security Ownership of Certain Beneficial Owners and Management

1133 Fifteenth Street Associates, a Maryland Limited Partnership, whose general partner is NHP and whose limited partners were key employees of NCHP at the time the Partnership was formed, owns a 1% interest in the Partnership.

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 2000.

         Name of Beneficial Owner              Number of Units        % of Class

AIMCO and affiliates                                1286.5              11.18%
  (affiliates of the General Partner)

The business  address of AIMCO is 2000 South Colorado  Boulevard,  Denver,  CO
80222

Item 12. Certain Relationships and Related Transactions

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $86,000 annually during 2000 and 1999. No payments for such fees were made to the General Partner in 2000 and 1999. As of December 31, 2000, the Partnership owed approximately $1,089,000 to the General Partner for accrued administrative and reporting fees.

During 2000 and 1999, the General Partner advanced approximately $104,000 and $1,000, respectively, to the Partnership to pay operating expenses. No repayments were made by the Partnership during 2000 and 1999. Interest is charged on the borrowing at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 9.50% at December 31, 2000. Interest accrued for the years ended December 31, 2000 and 1999 was approximately $6,000 and $1,000 respectively, which is included in other operating expenses on the Partnership's Statement of Operations.

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects operated by eight of the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned approximately $703,000 and $645,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 2000 and 1999, respectively. At December 31, 2000, the amount due NHPMC and unpaid by the Local Limited Partnerships amounted to approximately $22,000.

Personnel working at the project sites, which are managed by NHPMC are employees of NHPMC. The projects reimburse NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2000 and 1999, were approximately $1,005,000 and $1,029,000, respectively.

An affiliate of the Local Partner of Gate Mills I Limited Partnership provides management services for the property owned by the Local Limited Partnership. During 2000 and 1999, the affiliate received approximately $69,000 in each year for these services. Additionally, in 2000, approximately $16,000 was paid to this affiliate for accounting services and approximately $12,000 was paid to another affiliate for painting services. No such payments were made in 1999.

                                     PART IV


Item 13.   Exhibits and Reports on Form 8-K

      (a)   Exhibits


            Exhibit 99.1 Audited Combined Financial Statements of the Local Limited Partnerships in which the
                              Partnership has invested are included as an exhibit to this report:


      (b)   Reports on Form 8-K filed during the fourth quarter of 2000:

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

                National Housing Partnership Realty Fund I

                By:  The National Housing Partnership,
                     its sole general partner

                By: National Corporation for Housing Partnerships, its sole general partner




April 16, 2001                            /s/Patrick J. Foye
Date                                      Patrick J. Foye
                                          President

April 16, 2001                            /s/ Martha L. Long
Date                                      Martha L. Long
                                          Senior Vice President and
                                          Controller



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




April 16, 2001                            /s/ Patrick J. Foye
Date                                      Patrick J. Foye
                                          President

April 16, 2001                            /s/ Martha L. Long
Date                                      Martha L. Long
                                          Senior Vice President and
                                          Controller

                                  EXHIBIT 99.1

                   NATIONAL HOUSING PARTNERS REALTY FUND I

                              FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                          Independent Auditors' Report



To The Partners of
National Housing Partnership Realty Fund I
Indianapolis, Indiana


We have audited the accompanying combined statement of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund I (the Partnership) holds a limited partnership interest as of December 31, 2000, and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 2000. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Gates Mills I Limited Partnership or Hurbell IV Limited Partnership (two of the ten Local Limited Partnerships) for the year ended December 31, 2000 which reflect total assets of 28% of combined total assets as of December 31, 2000, and net losses which reflect $355,000 of combined net loss for the year then ended. We did not audit the financial statements of Gates Mills I Limited Partnership or Hurbell IV Limited Partnership (two of the ten Local Limited Partnerships) for the year ended December 31, 1999 which reflect total assets of 20% of combined total assets as of December 31, 1999, and net losses which reflect $702,000 of combined net loss for the year then ended. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these Local Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund I holds a limited partnership interest as of December 31, 2000, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 6 and 11 to the combined financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                         /s/Ernst & Young  LLP
Indianapolis, Indiana
March 14, 2001

Independent Auditor's Report


Partners Hurbell IV 2000

We have audited the financial statements of Hurbell IV Limited Partnership, (a limited partnership), FHA Project No. 062-44054-LD, as of and for the year ended December 31, 2000, and have issued our report thereon dated February 16, 2001.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

Compliance with laws, regulations, contracts, and grants applicable to the Partnership is the responsibility of the Partnership Agreement. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatement, we performed tests of the Partnership's compliance with certain provisions of laws, regulations, and contracts. However, the objective of our audit of the financial statements was not to provide an opinion on overall compliance with such provisions. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under Government Auditing Standards.

This report is intended for the information of the audit committee, general partner, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.

                                                              /s/Smith & Radigan

Atlanta, Georgia
February 16, 2001

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

Independent Auditor's Report


To the Partners
Gates Mills I Limited Partnership

We have audited the accompanying balance sheet of Gates Mill I Limited Partnership, An Ohio Limited Partnership, F.H.A. Project No.: 042-44062-LDP, as of December 31, 2000, and the related statements of operations, partners' equity (deficit) and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gates Mills I Limited Partnership as of December 31, 2000, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Gates Mills I Limited Partnership will continue as a going concern. As discussed in Note C to the financial statements, the Partnership's deferred acquisition notes were due October 1, 1999. As of the date of this report, the Partnership has not renegotiated the terms of the notes which raises substantial doubt about the Partnership's ability to continued as a going concern. The Partnership's plans in regard to this matter are also described in Note C. The financial statements do not include any adjustments that might result fro the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 23 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, the supplemental information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 19, 2001, on our consideration of Gates Mills I Limited Partnership's internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

                                                 /s/Reznick Fedder & Silverman

Bethesda, Maryland
January 19, 2001

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gates Mills I Limited Partnership as of December 31, 2000, and the results of its operations, changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

Reznick Fedder & Silverman
Bethesda, Maryland
February 2, 2000

                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                   COMBINED STATEMENT OF FINANCIAL POSITION


                                December 31, 2000
                                (in thousands)

                                        ASSETS
Cash and cash equivalents                                           $   529
Accounts receivable, net (Note 2)                                       425
Tenants' security deposits held in trust funds                          242
Prepaid taxes and insurance                                              72
Deposits                                                                 39
Mortgage escrow deposits (Note 5)                                     3,371
Rental property, net (Notes 4, 5, and 9)                             18,600
                                                                   $ 23,278


                          LIABILITIES AND PARTNERS' DEFICIT
Accounts payable and accrued expenses:
  Trade payables                                                    $   684
  Accrued real estate taxes                                             166
  Due to management agent - NHPMC (Note 10)                              22
  Due to partners (Note 7)                                            1,436
  Accrued interest on partner loans (Note 7)                            679
                                                                      2,987

Tenants' security deposits payable                                      167
Notes payable (Note 6)                                                8,791
Accrued interest on notes payable (Note 6)                           13,739
Mortgage notes payable (Note 5)                                       9,417
Partners' deficit                                                   (11,823)
                                                                   $ 23,278

                  See Notes to Combined Financial Statements

                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS
                                (in thousands)


                                                              Years Ended December 31,
                                                                  2000         1999
REVENUE:
  Rental income (Note 3)                                        $ 7,690      $ 7,417
  Interest income                                                   152          161
  Other income                                                      245          199
  Gain on sale of rental property (Note 13)                       1,600           --
                                                                  9,687        7,777
EXPENSES:
  Administrative expenses (Note 10)                               1,848        1,760
  Operating and maintenance expenses                              1,444        1,590
  Utilities and maintenance expenses                              1,626        1,519
  Depreciation (Note 1)                                           1,302        1,184
  Taxes and insurance                                               946          880
  Financial expenses - primarily interest (Note 5)                   88           85
  Interest on notes payable (Notes 6 and 7)                       1,302        1,294
  Annual partnership administrative fees to General
    Partner (Note 7)                                                 75           75
  Impairment loss on rental property (Note 9)                        --          422
                                                                  8,631        8,809

  Income (loss) before extraordinary item                         1,056       (1,032)
  Extraordinary gain on forgiveness of debt (Note 13)             4,090           --

  NET INCOME (LOSS)                                             $ 5,146     $ (1,032)

                  See Notes to Combined Financial Statements

                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                   COMBINED STATEMENTS OF PARTNERS' DEFICIT
                                (in thousands)




                                  National          The
                                   Housing       National
                                 Partnership      Housing    Jeffrey I.
                                Realty Fund I   Partnership   Friedman      Total

Deficit at January 1, 1999       $(15,532)     $  (244)      $   (47)    $(15,823)

Net loss                           (1,018)         (10)           (4)      (1,032)

Distributions                         (79)          (1)           --          (80)

Deficit at December 31, 1999      (16,629)        (255)          (51)     (16,935)

Net income (loss)                   5,098           51            (3)       5,146

Distributions                         (34)          --            --          (34)

Deficit at December 31, 2000     $(11,565)     $  (204)      $   (54)    $(11,823)

Percentage interest at
  December 31, 2000 and 1999      (A)             (B)         (C)

(A) Holds a 98% limited partnership interest in Gates Mills I Limited Partnership and a 99% limited partnership interest in the nine remaining Local Limited Partnerships.

(B)   Holds a 1% general partnership interest in ten Local Limited Partnerships.

(C)   Holds  a  1%  limited  partnership  interest  in  Gates  Mills  I  Limited
      Partnership.

                  See Notes to Combined Financial Statements

                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                Years Ended December 31,
                                                                  2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Receipts:
   Rental receipts                                            $ 7,601          $  7,533
   Interest receipts                                              138               163
   Other operating receipts                                       246               231
   Entity receipts:
     Miscellaneous receipts                                         3                 2
   Total receipts                                               7,988             7,929
  Disbursements:
   Administrative                                                (433)             (558)
   Management fees                                               (742)             (681)
   Utilities paid                                              (1,640)           (1,503)
   Salaries and wages                                          (1,230)           (1,206)
   Operating and maintenance                                     (870)             (770)
   Real estate taxes                                             (537)             (600)
   Property insurance                                            (159)             (192)
   Miscellaneous taxes and insurance                             (277)             (236)
   Tenant security deposits                                       (70)               (1)
   Other operating disbursements                                  (58)              (34)
   Interest on mortgage                                           (29)               (8)
   Mortgage insurance premium                                     (76)              (56)
   Miscellaneous financial                                         (7)              (12)
   Entity disbursements:
     Interest on notes payable                                     --               (10)
     Miscellaneous disbursements                                  (17)              (97)
   Total disbursements                                         (6,145)           (5,964)
Net cash provided by operating activities                       1,843             1,965
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposals of rental properties                 10,717                --
  Net change in mortgage escrow deposits                         (300)             (157)
  Net purchase of fixed assets                                 (1,432)             (805)
  Other investing                                                  (2)                5
Net cash provided by (used in) investing activities             8,983              (957)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of mortgage notes payable                         (3,413)               --
  Payment in satisfaction of notes payable and accrued
    interest                                                   (7,014)               --
  Mortgage principal payments                                    (701)             (649)
  Distributions to partners                                       (34)              (80)
  Proceeds from loans or notes payable                            152                --
  Principal payments on loan or notes payable                      --                (8)
  Other financing                                                  --               (54)
Net cash used in financing activities                         (11,010)             (791)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (184)              217
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      713               496
CASH AND CASH EQUIVALENTS, END OF YEAR                       $    529          $    713


                  See Notes to Combined Financial Statements

                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                   (Continued)


                                                                Years Ended December 31,
                                                                  2000            1999
reconciliation of net INCOME (loss) to net cash provided
  TO OPERATING ACTIVITIES:

  Net income (loss)                                            $ 5,146         $ (1,032)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation                                                  1,302             1,184
   Gain on sale of rental properties                            (1,600)               --
   Extraordinary gain on forgiveness of debt                    (4,090)               --
   Impairment loss on rental property                               --               422
   Changes in operating assets and liabilities:
     Tenants accounts receivable                                    30                8
     Accounts receivable - other                                  (153)              64
     Accrued receivables                                           (10)              (1)
     Prepaid expenses                                               (3)              (2)
     Cash restricted for tenant security deposits                   (5)              11
     Accounts payable trade                                        (17)             122
     Accrued liabilities                                             5             (143)
     Accrued interest - notes payable                            1,254            1,285
     Tenant security deposits held in trust                        (64)             (12)
     Prepaid revenue                                               (28)              76
     Entity liability accounts                                      76              (17)

  Total adjustments                                             (3,303)           2,997

NET CASH PROVIDED BY OPERATING ACTIVITIES                      $ 1,843          $ 1,965


                  See Notes to Combined Financial Statements

                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.    SUMMARY  OF  PARTNERSHIP   ORGANIZATION,   BASIS  OF   COMBINATION   AND
      SIGNIFICANT ACCOUNTING POLICIES

      Organization

National Housing Partnership Realty Fund I (the "Partnership" or the "Registrant") is a limited partnership organized on October 21, 1983, under the laws of the State of Maryland under the Maryland Revised Uniform Limited
Partnership Act. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in Local Limited Partnerships, each of which owns and operates an existing rental housing project which is financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development (HUD). A substantial portion of each Local Limited Partnership's revenue is received from the housing assistance agreements discussed in Note 3 below. On May 25, 1984, inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

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

      Fairmeadows Limited Partnership (rental property sold December 27, 2000) Forest Green Limited Partnership
      Gates  Mills  I  Limited  Partnership
      Griffith  Limited  Partnership
      Hurbell IV Limited  Partnership
      Northgate Village  Limited  Partnership
      San  Jose  Limited  Partnership
      Southridge Apartments  Limited  Partnership
        (rental property sold December 27, 2000)
      Southward Limited Partnership
      Village Green Limited Partnership

Significant Accounting Policies

The financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. For six of the Local Limited Partnerships, depreciation of the buildings and improvements is computed using the straight-line method, assuming a 50-year life from the date of initial occupancy, and depreciation of equipment is calculated using accelerated methods over estimated useful lives of 5 to 27 years. Depreciation of the buildings and improvements is computed using the straight-line method, assuming a 30-year life and a 30% salvage value for one of the Local Limited Partnerships, while a 40-year life is assumed for the tenth Local Limited Partnership. Cash distributions are limited by the Regulatory Agreement between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus in excess of current requirements.

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

2.    ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                December 31, 2000
                                                 (in thousands)
Net tenant accounts receivable                        $  45
Housing assistance receivable (see Note 3)              299
Accounts receivable - interest                           31
Interest reduction payment receivable                    10
Accounts and notes receivable - operations               40

Net accounts receivable                               $ 425

3.    HOUSING ASSISTANCE AGREEMENTS

The Federal Housing Administration (FHA) has contracted with the nine Local Limited Partnerships under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are five years with either one or two five-year renewal options. The agreements expire at various dates over the next three years. Each Local Limited
Partnership had an agreement in effect during 2000. The Local Limited Partnerships received a total of approximately $3,300,000 and $3,161,000 in the form of housing assistance payments during 2000 and 1999, respectively, which is included in "Rental Income" on the combined statements of operations.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 910 units, or 80% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market rents. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, the Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the "Housing Acts") permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In markets in rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under a tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD. While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the properties owned by the Local Limited Partnerships, there can be no assurance that the new legislation will not significantly and adversely affect the operations of the properties of the Local Limited Partnerships.

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total    Percentage of Total
                         Units        Subsidized Units          Total Units

2001                      796                87%                    70%
2002                       --                --                     --
Thereafter                114                13%                    10%

Total                     910               100%                    80%

Of the units (910 in total) receiving rent subsidies from Section 8, 796 of the units have their contracts expiring during the year ending December 31, 2001. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the
Section 8 program,  even with full debt restructuring;  or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

Each of the options requires an application to HUD, and, to a greater or lesser extent, the fulfillment of certain procedural submission requirements and financial requirements, which must be weighed in connection with the determination of which option to select.

The Section 8 requirements are separate from the requirements governing the underlying HUD-insured mortgage loans, and any other HUD, state or local requirements, all of which must be fulfilled, irrespective of the option chosen with regard to the continuation of Section 8 participation.

4.    RENTAL PROPERTY

      Rental property consists of the following:

                                             December 31, 2000
                                               (in thousands)

Land                                              $  2,285
Buildings and improvements                          26,291
Equipment and furniture                              2,148
                                                    30,724

Less accumulated depreciation                      (12,124)

Net rental property                               $ 18,600

5.    MORTGAGE NOTES PAYABLE

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

Approximate maturities of mortgage notes payable for the next five years are as follows (in thousands):

          2001                 $ 504
          2002                   541
          2003                   582
          2004                   626
          2005                   674
       Thereafter              6,490
                              $9,417

6.    NOTES PAYABLE

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

These notes mature as follows:


Local Partnership                           Due Date    Note Amount  Accrued Interest
                                                                (in thousands)
Griffith Limited Partnership                10/31/97*     $  1,199        $ 1,735
Southward Limited Partnership               10/4/98*         1,609          2,353
Northgate Village Limited Partnership       7/26/99*           969          1,592
San Jose Limited Partnership                8/29/99*         1,699          2,778
Gates Mills I Limited Partnership           10/1/99*         2,667          4,333
Hurbell IV Limited Partnership              11/9/99*           648            948

Total Delinquent                                          $  8,791       $ 13,739

* Notes are in default.

The Limited Partnerships are currently in default on the required annual interest payments and the Partnership interests are subject to potential foreclosure.

7.    DUE TO PARTNERS

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner, of $75,000 during 2000 and 1999, respectively. Payments of these fees are made to the General Partner without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 2000 and 1999, the Local Limited Partnerships paid approximately $35,000 and $96,000, respectively. The accumulated fees owed to NHP are approximately $469,000 at December 31, 2000.

During 2000, the General Partner advanced approximately $63,000 to four Local Limited Partnerships, to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). No advances were made in 1999. During 1999, two Local Limited Partnerships made payments of principal of approximately $8,000. No payments of principal were made during 2000. At December 31, 2000, the balance owed to the General Partner by the Local Limited Partnerships was approximately $536,000, including accrued interest of approximately $43,000. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 9.50% at December 31, 2000.

During 2000, the Partnership advanced approximately $89,000 to Southridge Apartments Limited Partnership for working capital purposes. No advances were made by the Partnership to the Local Limited Partnerships during 1999. Repayments of advances of approximately $20,000 and $8,000 were received from one Local Limited Partnership during 2000 and 1999, respectively. Accrued interest of approximately $9,000 was received from one Local Limited Partnership during 1999. At December 31, 2000 the Partnership's working capital advances to Local Limited Partnerships amounted to approximately $431,000. Interest is charged at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 9.50% at December 31, 2000.

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

9.    IMPAIRMENT LOSS ON RENTAL PROPERTY

Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell.

During 1999, Hurbell IV Limited Partnership recognized an impairment loss on its rental property in the amount of approximately $422,000. The Local Limited Partnership is actively attempting to sell its net assets. This impairment loss was the result of the net carrying value of the assets exceeding the estimated net sales value.

Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 2000. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

10.   RELATED-PARTY TRANSACTIONS

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects operated by eight of the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned approximately $703,000 and $645,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 2000 and 1999, respectively. At December 31, 2000, the amount due NHPMC and unpaid by the Local Limited Partnerships amounted to approximately $22,000.

Personnel working at the project sites, which are managed by NHPMC are employees of NHPMC. The projects reimburse NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2000 and 1999, were approximately $1,005,000 and $1,029,000, respectively.

An affiliate of the Local Partner of Gate Mills I Limited Partnership provides management services for the property owned by the Local Limited Partnership. During 2000 and 1999, the affiliate received approximately $69,000 in each year for these services. Additionally, in 2000, approximately $16,000 was paid to this affiliate for accounting services and approximately $12,000 was paid to another affiliate for painting services. No such payments were made in 1999.

11.   GOING CONCERN

Certain of the Local Limited Partnership's notes payable are past due at December 31, 2000, and therefore, the notes are in default (see Note 6). Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of these notes, or to repay or to refinance the notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. For the mortgage notes payable and the notes payable and related accrued interest, a reasonable estimate of fair value could not be made without incurring excessive costs. The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

13.   Disposals of Rental Properties

Fairmeadows Limited Partnership had a note payable due on December 1, 2011. During 2000, Fairmeadows Limited Partnership entered into a sale agreement with an unaffiliated third party for the sale of Fairmeadows Apartments. The closing occurred on December 27, 2000, with a sale price of approximately $5,050,000. Net proceeds of approximately $4,780,000 were used to repay the mortgage encumbering the property with the holders ("AIMCO") of the Fairmeadows note payable receiving the remaining net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. The Local Limited Partnership recorded a gain on sale of approximately $684,000 and an extraordinary gain on debt forgiveness of approximately $2,186,000.

Southridge Apartments Limited Partnership had a note payable due on December 1, 2011. During 2000, Southridge Apartments Limited Partnership entered into a sale agreement with an unaffiliated third party for the sale of Southridge Apartments. The closing occurred on December 27, 2000, with a sale price of approximately $6,000,000. Net proceeds of approximately $5,673,000 were used to repay the mortgage encumbering the property with the holders ("AIMCO") of the Southridge note payable receiving the remaining net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. The Local Limited Partnership recognized a gain on sale of approximately
$916,000 and an extraordinary gain on debt forgiveness of approximately $1,904,000.