Form 10QSB
period 2001-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2001-05-14
CIK 731131

FORM 10-QSB-- QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report



                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2001


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
                                 (in thousands)

                                 March 31, 2001


ASSETS
   Cash and cash equivalents                                    $   21
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                      2,513
                                                                $2,534

LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Liabilities
   Administrative and reporting fee payable to
      General Partner (Note 3)                                  $1,111
   Due to General Partner (Note 3)                                 143
   Accrued interest on partner loans (Note 3)                       11
   Other accrued expenses                                           35
                                                                 1,300

Partners' (deficit) equity
   General Partner -- The National Housing
      Partnership (NHP)                                            (83)
   Original Limited Partner -- 1133 Fifteenth
      Street Associates                                            (88)
   Other Limited Partners -- 11,509 investment
      units                                                      1,405
                                                                 1,234
                                                                $2,534

                   See Accompanying Notes to Financial Statements

b)


                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Operations
                        (in thousands, except unit data)
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                          2001        2000
REVENUES:
  Share of losses from Local Limited
   Partnerships (Note 2)                                 $  (32)     $   --

COSTS AND EXPENSES:
  Administrative and reporting fees
   to General Partner (Note 3)                               22          21
  Interest expense on General Partner loans                   3          --
  Other operating expenses                                   18          10
      Total expenses                                         43          31

Net loss                                                 $  (75)     $  (31)

Allocation of net loss:
  General Partner - NHP                                  $   (1)     $   --
  Original Limited Partner - 1133 Fifteenth Street
   Associates                                                (1)         --
  Other Limited Partners                                    (73)        (31)
                                                         $  (75)     $  (31)

Net loss per Other Limited Partnership interest          $(6.34)     $(2.69)



                   See Accompanying Notes to Financial Statements

c)

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                     Statement of Partners' (Deficit) Equity
                                 (in thousands)
                                   (Unaudited)



                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership     Street        Limited
                                     (NHP)      Associates     Partners        Total

(Deficit) equity at
   December 31, 2000                 $  (82)      $  (87)      $1,478        $1,309

Net loss for the three months
   ended March 31, 2001                  (1)          (1)         (73)          (75)

(Deficit) equity at
   March 31, 2001                   $   (83)      $  (88)      $1,405        $1,234

Percentage interest at
   March 31, 2001                        1%           1%          98%          100%
                                         (A)          (B)         (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 11,509 investment units



                   See Accompanying Notes to Financial Statements

d)

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Operating expenses paid                                      $ (18)       $  (1)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net advances from General Partner                               30           --

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               12           (1)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      9           23

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  21        $  22

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES:
     Net loss                                                   $ (75)       $ (31)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
     Share of losses from Local Limited Partnerships               32           --
     Increase in administrative and reporting fees payable         22           21
     Increase in accrued interest on partner loans                  3           --
     Increase in other accrued expenses                            --            9
        Total adjustments                                          57           30

Net cash used in operating activities                           $ (18)       $  (1)



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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2000.

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owned a 99% limited partnership interest in Griffith Limited Partnership, which was foreclosed upon during the three months ended March 31, 2001 (see discussion below). The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests  in  eight  other  Local  Limited  Partnerships:  Fairmeadows  Limited
Partnership,  Forest  Green  Limited  Partnership,   Northgate  Village  Limited
Partnership, Southward Limited Partnership, San Jose Limited Partnership, Southridge Apartments Limited Partnership, Hurbell IV Limited Partnership and Village Green Limited Partnership. During 2000, Fairmeadows Limited Partnership and Southridge Apartments Limited Partnership sold their rental properties.

During the three months ended March 31, 2001, the noteholder foreclosed on the Partnership's interest in Griffith Limited Partnership. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependant upon each specific partner's individual tax situation.

During 2000, Fairmeadows Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Fairmeadows Apartments. The closing occurred on December 27, 2000. The net proceeds were used to repay the mortgage encumbering the property with the holders ("AIMCO") of the Fairmeadows note payable receiving the remaining net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven.

During 2000, Southridge Apartments Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Southridge Apartments. The closing occurred on December 27, 2000. The net proceeds were used to repay the mortgage encumbering the property with the holders ("AIMCO") of the Southridge note payable receiving the remaining net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of March 31, 2001, investments in six of the Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $197,000 of its allocated share of losses from six Local Limited Partnerships and approximately $7,000 of its allocated share of profits from one Local Limited Partnership for the three months ended March 31, 2001, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $176,000 of its allocated share of losses from six Local Limited Partnerships and approximately $41,000 of its allocated share of profits from two Local Limited Partnerships for the three months ended March 31, 2000, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. As of March 31, 2001, the Partnership has not recognized approximately $13,504,000 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

Five of the Local Limited Partnerships in which the Partnership has invested have deferred acquisition notes due to the original owner of each Property. These notes were due between 1998 and 1999, and are currently in default. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. The noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

Southward, Northgate Village, San Jose, Gates Mill I and Hurbell IV Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due October 4, 1998, July 26, 1999, August 29, 1999, October 1, 1999, and November 9, 1999, respectively. Interest continues to be paid or accrued under the original terms of the respective agreements. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the remaining six Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these six Local Limited Partnerships, has been reduced to zero at March 31, 2001. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Limited Partnerships. These advances are payable to the Partnership. Interest is calculated at the prime rate plus 2% (10.50% at March 31, 2001). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the three months ended March 31, 2001 and 2000, the Partnership made no advances for working capital purposes. At March 31, 2001, the amount owed to the Partnership for working capital advances to Local Limited Partnerships amounted to approximately $431,000.

The following are combined statements of operations for the three months ended March 31, 2001 and 2000, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                                          COMBINED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                                       March 31,
                                                  2001          2000
                                                    (in thousands)
Rental income                                    $1,253        $1,899
Other income                                        170            70
   Total income                                   1,423         1,969
Operating expenses                                  983         1,207
Interest, taxes, and insurance                      438           588
Depreciation                                        227           311
   Total expense                                  1,648         2,106
Net loss                                         $ (225)       $ (137)
National Housing Partnership
   Realty Fund I share of losses                 $ (223)       $ (135)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During the three month periods ended March 31, 2001 and 2000, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $22,000 and $21,000, respectively, for services provided to the Partnership. No payments for such fees were made to the General Partner during the three months ended March 31, 2001 and 2000. As of March 31, 2001, the Partnership owed approximately $1,111,000 to the General Partner for accrued administrative and reporting fees.

During the three months ended March 31, 2001, approximately $30,000 of working capital advances were made by the General Partner to the Partnership. No such amounts were advanced or repaid during the three months ended March 31, 2000. The amount owed to the General Partner at March 31, 2001 was approximately $143,000. Interest is charged on borrowings at the prime rate plus 2% (10.50% at March 31, 2001). Accrued interest on this loan amounted to approximately $11,000 at March 31, 2001.

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

The Partnership had cash and cash equivalents of approximately $21,000 at March 31, 2001 as compared to approximately $22,000 at March 31, 2000. The Partnership had cash and cash equivalents of approximately $9,000 at December 31, 2000. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 2001, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. The Partnership's only other form of liquidity is from General Partner loans. For the three months ended March 31, 2001, the General Partner advanced the Partnership approximately $30,000 to pay operating expenses. There were no such advances for the three months ended March 31, 2000. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

At March 31, 2001, the Partnership currently owes the General Partner approximately $1,111,000 for administrative and reporting services performed. During the three months ended March 31, 2001 and 2000, no payments were made by the Partnership to the General Partner for administrative and reporting services. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed, rather the payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

During the three months ended March 31, 2001 and 2000, no working capital advances were made by the Partnership to the Local Limited Partnerships. No repayments of advances were received from the Local Limited Partnerships during the three months ended March 31, 2001 or 2000. The combined amount carried as due to the Partnership by the Local Limited Partnerships was approximately $431,000 as of March 31, 2001.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 2001, investments in seven of the Local Limited Partnerships has been decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. No cash distributions were received from the Local Limited Partnerships during the three months ended March 31, 2001 and 2000. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

During the three months ended March 31, 2001, the noteholder foreclosed on the Partnership's interest in Griffith Limited Partnership. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependant upon each specific partner's individual tax situation.

During 2000, Fairmeadows Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Fairmeadows Apartments. The closing occurred on December 27, 2000. The net proceeds were used to repay the mortgage encumbering the property with the holders ("AIMCO") of the Fairmeadows note payable receiving the remaining net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven.

During 2000, Southridge Apartments Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Southridge Apartments. The closing occurred on December 27, 2000. The net proceeds were used to repay the mortgage encumbering the property with the holders ("AIMCO") of the Southridge note payable receiving the remaining net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven.

Five of the Local Limited Partnerships in which the Partnership has invested have deferred acquisition notes due to the original owner of each Property. These notes were due between 1998 and 1999, and are currently in default. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. The noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

Southward, Northgate Village, San Jose, Gates Mill I and Hurbell IV Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due October 4, 1998, July 26, 1999, August 29, 1999, October 1, 1999, and November 9, 1999, respectively. Interest continues to be paid or accrued under the original terms of the respective agreements. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

The Partnership retains an interest in nine Local Limited Partnerships, which operate seven rental housing properties. Due to the use of the equity method of accounting as discussed in Note 2 to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the profits or losses of the Local Limited Partnerships. Six of the nine remaining investments in Local Limited Partnership have been reduced to zero. As a result, the Partnership's operations are no longer being affected by their share of the operations. The Partnership has recorded its share of operations in the remaining three Local Limited Partnerships which amounted to losses of approximately $32,000 for the three months ended March 31, 2001. The Partnership's share of operations for the three months ended March 31, 2000 was less than one thousand dollars.

The Partnership realized net losses of approximately $75,000 and $31,000 for the three months ended March 31, 2001 and 2000, respectively. Net loss per unit of limited partnership interest was approximately $6.34 and $2.69 for the units outstanding at March 31, 2001 and 2000, respectively. The increase in net loss was primarily due to the increase in the Partnership's share of losses from the Local Limited Partnerships, and an increase in the Partnership's operating expenses. The Partnership did not recognize approximately $197,000 of its allocated share of losses from six Local Limited Partnerships and approximately $7,000 of its allocated share of profits from one Local Limited Partnership for the three months ended March 31, 2001, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $176,000 of its allocated share of losses from six Local Limited Partnerships and approximately $41,000 of its allocated share of profits from two Local Limited Partnerships for the three months ended March 31, 2000, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            a)    Exhibits

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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



                                    Date: May 14, 2001