Form 10QSB
period 2001-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2001-08-14
CIK 731131

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

                    For the quarterly period ended June 30, 2001


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
                                 (in thousands)

                                  June 30, 2001


ASSETS
   Cash and cash equivalents                                    $    7
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                      2,582
                                                                 -----
                                                                $2,589

LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Liabilities
   Administrative and reporting fee payable to
      General Partner (Note 3)                                  $1,132
   Due to General Partner (Note 3)                                 158
   Accrued interest on partner loans (Note 3)                       15
   Other accrued expenses                                            1
                                                                 -----
                                                                 1,306

Partners' (deficit) equity
   General Partner -- The National Housing
      Partnership (NHP)                                            (82)
   Original Limited Partner -- 1133 Fifteenth
      Street Associates                                            (87)
   Other Limited Partners -- 11,509 investment
      units                                                      1,452
                                                                 -----
                                                                 1,283
                                                                $2,589

                   See Accompanying Notes to Financial Statements

b)


                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Operations
                        (in thousands, except unit data)
                                   (Unaudited)


                                               Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                                2001        2000        2001         2000
                                                ----        ----        ----         ----

revenues:
  Share of profits from Local
   Limited Partnerships (Note 2)              $    69     $    22    $    37     $    22
  Interest received on advances to Local
   Limited Partnerships                            15          --          15          --
  Distributions in excess of investment
    in Local Limited Partnership (Note 2)          --          34          --          34
                                               ------      ------      ------      ------
         Total revenues                            84          56          52          56
                                               ------      ------      ------      ------

Costs and Expenses:
  Administrative and reporting fees to
     General Partner (Note 3)                     21          22          43          44
  Interest expense on General Partner
     Loans                                         4          --           7          --
  Other operating expenses                        10          25          28          35
                                              ------      ------      ------      ------
         Total expenses                           35          47          78          79
                                              ------      ------      ------      ------

Net income (loss)                            $    49     $     9     $   (26)    $   (23)
                                              ======      ======      ======      ======

Allocation of net income (loss):
  General Partner - NHP                      $     1     $    --     $    --     $    --
  Original Limited Partner - 1133
   Fifteenth Street Associates                     1          --          --          --
  Other Limited Partners                          47           9         (26)        (23)
                                              ------      ------      ------      ------
                                             $    49     $     9     $   (26)    $   (23)
                                              ======      ======      ======      ======

Net income (loss) per Other Limited
Partnership Interest                         $  4.08     $   .78     $ (2.26)    $ (2.00)
                                              ======      ======      ======      ======


                   See Accompanying Notes to Financial Statements

c)

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                     Statement of Partners' (Deficit) Equity
                                 (in thousands)
                                   (Unaudited)




                                 The National      1133
                                    Housing      Fifteenth      Other
                                  Partnership     Street       Limited
                                     (NHP)      Associates     Partners        Total

(Deficit) equity at
   December 31, 2000                 $  (82)      $  (87)      $ 1,478       $ 1,309

Net loss for the six months
   ended June 30, 2001                   --           --           (26)          (26)
                                     ------        -----        ------        ------

(Deficit) equity at
   June 30, 2001                    $   (82)      $  (87)      $ 1,452       $ 1,283
                                     ======        =====        ======        ======

Percentage interest at
   June 30, 2001                         1%           1%           98%          100%
                                     ======        =====        ======        ======
                                        (A)           (B)          (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 11,509 investment units


                   See Accompanying Notes to Financial Statements

d)

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                  Six Months Ended
                                                                      June 30,
                                                                  2001        2000
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Interest received on advances to Local Limited
     Partnerships                                               $  15        $  --
   Distributions in excess of investment in Local Limited
     Partnerships                                                  --           34
   Operating expenses paid                                        (62)         (57)
                                                                 ----         ----
   Net cash used in operating activities                          (47)         (23)
                                                                 ----         ----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net advances from General Partner                               45           --
                                                                 ----         ----

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (2)         (23)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      9           23
                                                                 ----         ----

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   7        $  --
                                                                 ====         ====

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES:
     Net loss                                                   $ (26)       $ (23)
                                                                 ----         ----
     Adjustments to reconcile net loss to net
      cash used in operating activities:
     Share of profits from Local Limited Partnerships             (37)         (22)
     Increase in administrative and reporting fees payable         43           44
     Increase in accrued interest on partner loans                  7           --
     Decrease in other accrued expenses                           (34)         (22)
                                                                 ----         ----
        Total adjustments                                         (21)          --
                                                                 ----         ----

Net cash used in operating activities                           $ (47)       $ (23)
                                                                 ====         ====


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

The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"), raised capital for the Partnership by offering and selling to additional limited partners 11,519 investment units at a price of $1,000 per unit. During 1984, the Partnership acquired limited partnership interests ranging from 98% to 99% in ten Local Limited Partnerships, each of which was organized to acquire and operate an existing rental housing project. Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, and its affiliates ultimately control the General Partner. The Original Limited Partner of the Partnership is 1133 Fifteenth Street Associates, whose limited partners were key employees of the general partner of NHP at the time the Partnership was formed. The general partner of 1133 Fifteenth Street Associates is NHP.

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

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owned a 99% limited partnership interest in Griffith Limited Partnership, which was foreclosed upon during the six months ended June 30, 2001 (see discussion below). The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in eight other Local Limited Partnerships: Fairmeadows Limited Partnership, Forest Green Limited Partnership, Northgate Village Limited Partnership, Southward Limited Partnership, San Jose Limited Partnership, Southridge Apartments Limited Partnership, Hurbell IV Limited Partnership and Village Green Limited
Partnership. During 2000, Fairmeadows Limited Partnership and Southridge Apartments Limited Partnership sold their rental properties. During the six months ended June 30, 2001, Southward Limited Partnership sold its rental property.

During the six months ended June 30, 2001, the noteholder foreclosed on the Partnership's interest in Griffith Limited Partnership. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

During 2001, Southward Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Parker Square Apartments. The closing occurred on June 29, 2001, with a sale price of $3,300,000. Net proceeds after payment of closing costs of approximately $3,201,000 were used to repay the mortgage encumbering the property with the holders of the Parker Square note payable receiving the remaining net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. The Local Limited Partnership recognized a gain on sale of approximately $211,000 and an extraordinary gain on debt forgiveness of approximately $1,734,000.

During 2000, Fairmeadows Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Fairmeadows Apartments. The closing occurred on December 27, 2000. The net proceeds were used to repay the mortgage encumbering the property with the holders ("AIMCO") of the Fairmeadows note payable receiving the remaining net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. The Local Limited Partnership recorded a gain on sale of approximately $684,000 and an extraordinary gain on debt forgiveness of approximately $2,186,000 in 2000.

During 2000, Southridge Apartments Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Southridge Apartments. The closing occurred on December 27, 2000. The net proceeds were used to repay the mortgage encumbering the property with the holders ("AIMCO") of the Southridge note payable receiving the remaining net proceeds. The Local Limited Partnership recognized a gain on sale of approximately $916,000 and an extraordinary gain on debt forgiveness of approximately $1,904,000 in 2000. The Local Limited Partnership recognized an additional gain on debt forgiveness of approximately $250,000 during the six months ended June 30, 2001, due to the forgiveness of the remaining note payable that cannot be paid after the receipt of escrows held by the mortgage lender.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of June 30, 2001, investments in five of the Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $265,000 of its allocated share of losses from five Local Limited Partnerships and approximately $1,995,000 of its allocated share of profits from two Local Limited Partnerships for the six months ended June 30, 2001, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The additional extraordinary gain on debt forgiveness recognized by Southridge Apartments during the six months ended June 30, 2001 more than offset losses not recognized in previous years. The Partnership's share of profits recognized in 2001 from this Local Limited Partnership was approximately $48,000. The Partnership did not recognize approximately $363,000 of its allocated share of losses from six Local Limited Partnerships and approximately $56,000 of its allocated share of profits from two Local Limited Partnerships for the six months ended June 30, 2000, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. As of June 30, 2001, the Partnership has not recognized approximately $9,088,000 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero. The Partnership's allocated cumulative share of losses in the Local Limited Partnership which was foreclosed on during the six months was approximately $2,496,000.

Four of the Local Limited Partnerships in which the Partnership has invested have deferred acquisition notes due to the original owner of each Property. These notes were due between 1998 and 1999, and are currently in default. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. The noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

Northgate Village, San Jose, Gates Mills I and Hurbell IV Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due July 26, 1999, August 29, 1999, October 1, 1999, and November 9, 1999, respectively. Interest continues to be paid or accrued under the original terms of the respective agreements. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by five of the remaining Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these five Local Limited Partnerships, has been reduced to zero at June 30, 2001. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Limited Partnerships. These advances are payable to the Partnership. Interest is calculated at the prime rate plus 2% (8.75% at June 30, 2001). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the six months ended June 30, 2001 and 2000, the Partnership made no advances for working capital purposes. Accrued interest of approximately $15,000 was received from one Local Limited Partnership during the six months ended June 30, 2001. The combined amount carried as due to the Partnership by the Local Limited Partnerships was approximately $431,000 as of June 30, 2001.

The following are combined statements of operations for the three and six months ended June 30, 2001 and 2000, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.


                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                          2001         2000           2001         2000
                                          ----         ----           ----         ----
                                                        (in thousands)
Rental income                          $  1,100      $  1,939     $  2,353     $  3,838
Other income                                 52            94          222          165
Gain on sale of rental property             211            --          211           --
                                        -------       -------      -------      -------
   Total revenues                         1,363         2,033        2,786        4,003
                                        -------       -------      -------      -------
Operating expenses                          723         1,262        1,706        2,470
Interest, taxes, and insurance              400           600          838        1,188
Depreciation                                215           323          442          634
                                        -------       -------      -------      -------
   Total expenses                         1,338         2,185        2,986        4,292
                                        -------       -------      -------      -------
Income (loss) before extraordinary
  item                                       25          (152)        (200)        (289)
Extraordinary gain on forgiveness
  of debt                                 1,984            --        1,984           --
                                        -------       -------      -------      -------
Net income (loss)                     $   2,009      $   (152)    $  1,784     $   (289)
                                        =======       =======      =======      =======
National Housing Partnership
   Realty Fund I share of income
   (losses)                           $   1,989      $   (150)    $  1,766     $   (285)
                                        =======       =======      =======      =======

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During the six months ended June 30, 2001 and 2000, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $43,000 and $44,000 respectively, for services provided to the Partnership. No payments for such fees were made to the General Partner during the six months ended June 30, 2001 and 2000. As of June 30, 2001, the Partnership owed approximately $1,132,000 to the General Partner for accrued administrative and reporting fees.

During the six months ended June 30, 2001, approximately $45,000 of working capital advances were made by the General Partner to the Partnership. No such amounts were advanced or repaid during the six months ended June 30, 2000. The amount owed to the General Partner at June 30, 2001 was approximately $158,000. Interest is charged on borrowings at the prime rate plus 2% (8.75% at June 30, 2001). Accrued interest on this loan amounted to approximately $15,000 at June 30, 2001.

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

The Partnership had cash and cash equivalents of approximately $7,000 at June 30, 2001 as compared to no cash and cash equivalents at June 30, 2000. The Partnership had cash and cash equivalents of approximately $9,000 at December 31, 2000. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 2001, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. The Partnership's only other form of liquidity is from General Partner loans. For the six months ended June 30, 2001, the General Partner advanced the Partnership approximately $45,000 to pay operating expenses. There were no such advances for the six months ended June 30, 2000. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

At June 30, 2001, the Partnership currently owes the General Partner approximately $1,132,000 for administrative and reporting services performed. During the six months ended June 30, 2001 and 2000, no payments were made by the Partnership to the General Partner for administrative and reporting services. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

During the six months ended June 30, 2001 and 2000, no working capital advances were made by the Partnership to the Local Limited Partnerships. No repayments of advances were received from the Local Limited Partnerships during the six months ended June 30, 2001 or 2000. Accrued interest of approximately $15,000 was received from one Local Limited Partnership during the six months ended June 30, 2001. The combined amount carried as due to the Partnership by the Local Limited Partnerships was approximately $431,000 as of June 30, 2001.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 2001, investments in five of the Local Limited Partnerships has been decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. No cash distributions were received from the Local Limited Partnerships during the six months ended June 30, 2001. Cash distributions of approximately $34,000 were received from two Local Limited Partnerships during the six months ended June 30, 2000. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

During the six months ended June 30, 2001, the noteholder foreclosed on the Partnership's interest in Griffith Limited Partnership. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

During 2001, Southward Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Parker Square Apartments. The closing occurred on June 29, 2001, with a sale price of $3,300,000. Net proceeds after payment of closing costs of approximately $3,201,000 were used to repay the mortgage encumbering the property with the holders of the Parker Square note payable receiving the remaining net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. The Local Limited Partnership recognized a gain on sale of approximately $211,000 and an extraordinary gain on debt forgiveness of approximately $1,734,000.

During 2000, Fairmeadows Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Fairmeadows Apartments. The closing occurred on December 27, 2000. The net proceeds were used to repay the mortgage encumbering the property with the holders ("AIMCO") of the Fairmeadows note payable receiving the remaining net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. The Local Limited Partnership recorded a gain on sale of approximately $684,000 and an extraordinary gain on debt forgiveness of approximately $2,186,000 in 2000.

During 2000, Southridge Apartments Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Southridge Apartments. The closing occurred on December 27, 2000. The net proceeds were used to repay the mortgage encumbering the property with the holders ("AIMCO") of the Southridge note payable receiving the remaining net proceeds. The Local Limited Partnership recognized a gain on sale of approximately $916,000 and an extraordinary gain on debt forgiveness of approximately $1,904,000 in 2000. The Local Limited Partnership recognized an additional gain on debt forgiveness of approximately $250,000 during the six months ended June 30, 2001, due to the forgiveness of the remaining note payable that cannot be paid after the receipt of escrows held by the mortgage lender.

Four of the Local Limited Partnerships in which the Partnership has invested have deferred acquisition notes due to the original owner of each Property. These notes were due between 1998 and 1999, and are currently in default. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. The noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

Northgate Village, San Jose, Gates Mills I and Hurbell IV Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due July 26, 1999, August 29, 1999, October 1, 1999, and November 9, 1999, respectively. Interest continues to be paid or accrued under the original terms of the respective agreements. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

The Partnership retains an interest in nine Local Limited Partnerships, which operate six rental housing properties. Due to the use of the equity method of accounting as discussed in Note 2 to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the profits or losses of the Local Limited Partnerships. Five of the nine remaining investments in Local Limited Partnership have been reduced to zero. As a result, the Partnership's operations are no longer being affected by their share of the operations. The Partnership has recorded its share of operations in the remaining four Local Limited Partnerships which amounted to profits of approximately $37,000 and $22,000 for the six months ended June 30, 2001 and 2000, respectively.

The Partnership realized net income of approximately $49,000 and a net loss of approximately $26,000 for the three and six months ended June 30, 2001, respectively, compared to net income of approximately $9,000 and a net loss of approximately $23,000 for the three and six months ended June 30, 2000. Net income (loss) per unit of limited partnership interest was approximately $4.08 and ($2.26) for the three and six months ended June 30, 2001 and approximately $.78 and ($2.00) for the three and six months ended June 30, 2000. The increase in net loss for the six months ended June 30, 2001 was primarily due to distributions received in excess of the Partnership's investment in the Local Limited Partnership during the six months ended June 30, 2000 which was partially offset by accrued interest received by the Partnership during the six months ended June 30, 2001 on advances to the Local Limited Partnerships, an increase in the Partnership's share of profits from the Local Limited Partnerships, and reduced operating expenses. Net income increased for the three months ended June 30, 2001 due to an increase in the Partnership's share of profits from the Local Limited Partnerships, the receipt of a payment of accrued interest on advances from one of the Local Limited Partnerships and a decrease in operating expenses which were partially offset by distributions received in excess of investment in the Local Limited Partnerships during 2000.

The Partnership did not recognize approximately $265,000 of its allocated share of losses from five Local Limited Partnerships and approximately $1,995,000 of its allocated share of profits from two Local Limited Partnerships for the six months ended June 30, 2001, as the Partnership's net carrying basis in these
Local Limited Partnerships had been reduced to zero. The additional extraordinary gain on debt forgiveness recognized by Southridge Apartments during the six months ended June 30, 2001 more than offset losses not recognized in previous years. The Partnership's share of profits recognized in 2001 from this Local Limited Partnership was approximately $48,000. The Partnership did not recognize approximately $363,000 of its allocated share of losses from six Local Limited Partnerships and approximately $56,000 of its allocated share of profits from two Local Limited Partnerships for the six months ended June 30, 2000, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            a)    Exhibits

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

                                       16
                                   SIGNATURES



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


                                    Date: August 14, 2001