Form 10QSB
period 2001-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2001-11-13
CIK 731131

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

                 For the quarterly period ended September 30, 2001


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
                                 (in thousands)

                               September 30, 2001


ASSETS
   Cash and cash equivalents                                    $    2
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                      2,635
                                                                $2,637

LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Liabilities
   Administrative and reporting fee payable to
      General Partner (Note 3)                                  $1,154
   Due to General Partner (Note 3)                                 158
   Accrued interest on partner loans (Note 3)                       19
   Other accrued expenses                                            1
                                                                 1,332

Partners' (deficit) equity
   General Partner -- The National Housing
      Partnership (NHP)                                            (82)
   Original Limited Partner -- 1133 Fifteenth
      Street Associates                                            (87)
   Other Limited Partners -- 11,509 investment
      units                                                      1,474
                                                                 1,305
                                                                $2,637

                   See Accompanying Notes to Financial Statements

b)


                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Operations
                        (in thousands, except unit data)
                                   (Unaudited)


                                               Three Months Ended       Nine Months Ended
                                                 September 30,            September 30,
                                                2001        2000        2001         2000
revenues:
   Share of profits from Local
    Limited Partnerships (Note 2)             $    53     $    55    $    90     $    78
   Interest received on advances to
    Local Limited Partnerships                     --          --         15          --
   Distributions in excess of
    investment in Local Limited
    Partnership (Note 2)                          --          --          --          34
                                                  53          55         105         112

Costs and Expenses:
  Administrative and reporting fees to
    General Partner (Note 3)                      22          22          65          65
  Interest expense on General Partner
    Loans                                          4           3          11           3
  Other operating expenses                         5          15          33          51
         Total expenses                           31          40         109         119

Net income (loss)                            $    22     $    15     $    (4)    $    (7)

Allocation of net income (loss):
  General Partner - NHP                      $    --     $    --     $    --     $    --
  Original Limited Partner - 1133
   Fifteenth Street Associates                    --          --          --          --
  Other Limited Partners                     $    22     $    15     $    (4)    $    (7)
                                             $    22     $    15     $    (4)    $    (7)

Net income (loss) per Other Limited
Partnership Interest                         $  1.91     $  1.30     $  (.35)    $  (.61)


                   See Accompanying Notes to Financial Statements

c)

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                     Statement of Partners' (Deficit) Equity
                                 (in thousands)
                                   (Unaudited)



                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership     Street        Limited
                                     (NHP)      Associates     Partners        Total

(Deficit) equity at
   December 31, 2000                 $  (82)      $  (87)      $ 1,478       $ 1,309

Net loss for the nine months
   ended September 30, 2001              --           --            (4)           (4)

(Deficit) equity at
   September 30, 2001               $   (82)      $  (87)      $ 1,474       $ 1,305

Percentage interest at
   September 30, 2001                    1%           1%           98%          100%
                                        (A)           (B)          (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 11,509 investment units


                   See Accompanying Notes to Financial Statements

d)

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                  Nine Months Ended
                                                                    September 30,
                                                                  2001         2000
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Interest received on advances to Local Limited
     Partnerships                                               $   15      $    --
   Distributions in excess of investment in Local Limited
     Partnerships                                                   --           34
   Operating expenses paid                                         (67)         (57)
   Net cash used in operating activities                           (52)         (23)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Local Limited Partnerships                           --          (89)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net advances from General Partner                                45           89

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (7)         (23)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       9           23

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $     2       $   --

RECONCILIATION OF NET LOSS TO NET CASH USED
   IN OPERATING ACTIVITIES:
     Net loss                                                  $    (4)      $   (7)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
     Share of profits from Local Limited Partnerships              (90)         (78)
     Increase in administrative and reporting fees payable          65           65
     Increase in accrued interest on partner loans                  11            3
     Decrease in other accrued expenses                            (34)          (6)
        Total adjustments                                          (48)         (16)

Net cash used in operating activities                           $  (52)      $  (23)


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

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owned a 99% limited partnership interest in Griffith Limited Partnership, which was foreclosed upon during the nine months ended September 30, 2001 (see discussion below). The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests  in  eight  other  Local  Limited  Partnerships:  Fairmeadows  Limited
Partnership,  Forest  Green  Limited  Partnership,   Northgate  Village  Limited
Partnership, Southward Limited Partnership, San Jose Limited Partnership, Southridge Apartments Limited Partnership, Hurbell IV Limited Partnership and Village Green Limited Partnership. During 2000, Fairmeadows Limited Partnership and Southridge Apartments Limited Partnership sold their rental properties.
During the nine months ended September 30, 2001, Southward Limited Partnership sold its rental property.

During the nine months ended September 30, 2001, the noteholder foreclosed on the Partnership's interest in Griffith Limited Partnership. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

During 2001, Southward Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Parker Square Apartments. The closing occurred on June 29, 2001, with a sale price of $3,300,000. Net proceeds after payment of closing costs of approximately $3,201,000 were used to repay the mortgage encumbering the property with the holders of the Parker Square note payable receiving the remaining net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. The Local Limited Partnership recognized a gain on sale of approximately $177,000 and an extraordinary gain on debt forgiveness of approximately $2,518,000 at September 30, 2001.

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

During 2000, Southridge Apartments Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Southridge Apartments. The closing occurred on December 27, 2000. The net proceeds were used to repay the mortgage encumbering the property with the holders ("AIMCO") of the Southridge note payable receiving the remaining net proceeds. The Local Limited Partnership recognized a gain on sale of approximately $916,000 and an extraordinary gain on debt forgiveness of approximately $1,904,000 in 2000. The Local Limited Partnership recognized an additional gain on debt forgiveness of approximately $250,000 during the nine months ended September 30, 2001, due to the forgiveness of the remaining note payable that cannot be paid after the receipt of escrows held by the mortgage lender.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of September 30, 2001, investments in five of the Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $451,000 of its allocated share of losses from five Local Limited Partnerships and approximately $2,691,000 of its allocated share of profits from two Local Limited Partnerships for the nine months ended September 30, 2001, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The additional extraordinary gain on debt forgiveness recognized by Southridge Apartments during the nine months ended September 30, 2001 more than offset losses not recognized in previous years. The Partnership's share of profits recognized in 2001 from this Local Limited Partnership was approximately $48,000. The Partnership did not recognize approximately $554,000 of its allocated share of losses from six Local Limited Partnerships and approximately $62,000 of its allocated share of profits from two Local Limited Partnerships for the nine months ended September 30, 2000, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. As of September 30, 2001, the Partnership has not recognized approximately $8,539,000 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero. The Partnership's allocated cumulative share of losses in the Local Limited Partnership which was foreclosed on during the nine months was approximately $2,535,000.

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

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by five of the remaining Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these five Local Limited Partnerships, has been reduced to zero at September 30, 2001. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Limited Partnerships. These advances are payable to the Partnership. Interest is calculated at the prime rate plus 2% (8.00% at September 30, 2001). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the nine months ended September 30, 2000, the Partnership advanced approximately $89,000 to Southridge Apartments Limited Partnership for working capital purposes. During the nine months ended September 30, 2001, the Partnership made no advances for working capital purposes. Accrued interest of approximately $15,000 was received from one Local Limited Partnership during the nine months ended September 30, 2001. The combined amount carried as due to the Partnership by the Local Limited Partnerships was approximately $431,000 as of September 30, 2001.

The following are combined statements of operations for the three and nine months ended September 30, 2001 and 2000, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.


                                         Three Months Ended         Nine Months Ended
                                           September 30,              September 30,
                                          2001         2000           2001         2000
                                                        (in thousands)

Rental income                          $  1,163      $  1,920     $  3,516     $  5,757
Other income                                 74           138          296          304
(Loss) gain on sale of rental
   property                                 (34)           --          177           --
   Total revenues                         1,203         2,058        3,989        6,061

Operating expenses                          775         1,264        2,481        3,734
Interest, taxes, and insurance              435           590        1,273        1,778
Depreciation                                209           335          651          969

   Total expenses                         1,419         2,189        4,405        6,481

Loss before extraordinary
  item                                     (216)         (131)        (416)        (420)
Extraordinary gain on forgiveness
  of debt                                   534            --        2,768           --

Net income (loss)                     $     318     $    (131)    $  2,352     $   (420)

National Housing Partnership
   Realty Fund I share of income
     (losses)                         $     315     $    (129)    $  2,330     $   (414)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During both the nine months ended September 30, 2001 and 2000, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $65,000 for services provided to the Partnership. No payments for such fees were made to the General Partner during the nine months ended September 30, 2001 and 2000. As of September 30, 2001, the Partnership owed approximately $1,154,000 to the General Partner for accrued administrative and reporting fees.

During the nine months ended September 30, 2001, approximately $45,000 of working capital advances were made by the General Partner to the Partnership. Approximately $89,000 of working capital advances were made by the General Partner to the Partnership during the nine months ended September 30, 2000. Interest is charged on borrowings at the prime rate plus 2% (8.00% at September 30, 2001). Accrued interest on these loans amounted to approximately $19,000 at September 30, 2001.

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

The Partnership had cash and cash equivalents of approximately $2,000 at September 30, 2001 as compared to no cash and cash equivalents at September 30, 2000. The Partnership had cash and cash equivalents of approximately $9,000 at December 31, 2000. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 2001, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. The Partnership's only other form of liquidity is from General Partner loans. For the nine months ended September 30, 2001, the General Partner advanced the Partnership approximately $45,000 to pay operating expenses. The General Partner advanced the Partnership approximately $89,000 for the nine months ended September 30, 2000 to pay operating expenses. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

At September 30, 2001, the Partnership currently owes the General Partner approximately $1,154,000 for administrative and reporting services performed. During the nine months ended September 30, 2001 and 2000, no payments were made by the Partnership to the General Partner for administrative and reporting services. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed. The payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

During the nine months ended September 30, 2000, the Partnership advanced approximately $89,000 to Southridge Apartments Limited Partnership for working capital purposes. During the nine months ended September 30, 2001, no working capital advances were made by the Partnership to the Local Limited Partnerships. No repayments of advances were received from the Local Limited Partnerships during the nine months ended September 30, 2001 or 2000. Accrued interest of approximately $15,000 was received from one Local Limited Partnership during the nine months ended September 30, 2001. The combined amount carried as due to the Partnership by the Local Limited Partnerships was approximately $431,000 as of September 30, 2001.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 2001, investments in five of the Local Limited Partnerships has been decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. No cash distributions were received from the Local Limited Partnerships during the nine months ended September 30, 2001. Cash distributions of approximately $34,000 were received from two Local Limited Partnerships during the nine months ended September 30, 2000. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

During the nine months ended September 30, 2001, the noteholder foreclosed on the Partnership's interest in Griffith Limited Partnership. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

During 2001, Southward Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Parker Square Apartments. The closing occurred on June 29, 2001, with a sale price of $3,300,000. Net proceeds after payment of closing costs of approximately $3,201,000 were used to repay the mortgage encumbering the property with the holders of the Parker Square note payable receiving the remaining net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. The Local Limited Partnership recognized a gain on sale of approximately $177,000 and an extraordinary gain on debt forgiveness of approximately $2,518,000 at September 30, 2001.

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

During 2000, Southridge Apartments Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Southridge Apartments. The closing occurred on December 27, 2000. The net proceeds were used to repay the mortgage encumbering the property with the holders ("AIMCO") of the Southridge note payable receiving the remaining net proceeds. The Local Limited Partnership recognized a gain on sale of approximately $916,000 and an extraordinary gain on debt forgiveness of approximately $1,904,000 in 2000. The Local Limited Partnership recognized an additional gain on debt forgiveness of approximately $250,000 during the nine months ended September 30, 2001, due to the forgiveness of the remaining note payable that cannot be paid after the receipt of escrows held by the mortgage lender.

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

RESULTS OF OPERATIONS

The Partnership retains an interest in nine Local Limited Partnerships, which operate six rental housing properties. Due to the use of the equity method of accounting as discussed in Note 2 to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the profits or losses of the Local Limited Partnerships. Five of the nine remaining investments in Local Limited Partnership have been reduced to zero. As a result, the Partnership's operations are no longer being affected by their share of the operations. The Partnership has recorded its share of operations in the remaining four Local Limited Partnerships which amounted to profits of approximately $90,000 and $78,000 for the nine months ended September 30, 2001 and 2000, respectively.

The Partnership realized net income of approximately $22,000 and a net loss of approximately $4,000 for the three and nine months ended September 30, 2001, respectively, compared to net income of approximately $15,000 and a net loss of approximately $7,000 for the three and nine months ended September 30, 2000. Net income (loss) per unit of limited partnership interest was approximately $1.91 and ($.35) for the three and nine months ended September 30, 2001 and approximately $1.30 and ($.61) for the three and nine months ended September 30, 2000. The increase in net income for the three and nine months ended September 30, 2001 is primarily due to reduced operating expenses. The increase in net income for the nine months ended September 30, 2001 is also due to an increase in the Partnership's share of profits from the Local Limited Partnerships and the receipt of a payment of accrued interest on advances from one of the Local Limited Partnerships, which was partially offset by distributions received in excess of investment in the Local Limited Partnerships during 2000, and an increase in interest expense on loans from the General Partner.

The Partnership did not recognize approximately $451,000 of its allocated share of losses from five Local Limited Partnerships and approximately $2,691,000 of its allocated share of profits from two Local Limited Partnerships for the nine months ended September 30, 2001, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The additional extraordinary gain on debt forgiveness recognized by Southridge Apartments during the nine months ended September 30, 2001 more than offset losses not recognized in previous years. The Partnership's share of profits recognized in 2001 from this Local Limited Partnership was approximately $48,000. The Partnership did not recognize approximately $554,000 of its allocated share of losses from six Local Limited Partnerships and approximately $62,000 of its allocated share of profits from two Local Limited Partnerships for the nine months ended September 30, 2000, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            a)    Exhibits

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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


                                    Date: November 13, 2001