Form 10KSB
period 2001-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2002-04-01
CIK 731131

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 [No Fee Required]

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

                      11,489 Limited Partnership Interests
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year.   $26,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's business is to hold limited partnership interests in six limited partnerships ("Local Limited Partnerships"), each of which owns and operates a multi-family rental housing property ("Properties") which receives one or more forms of assistance from the Federal Government. The Partnership held an interest in two additional limited partnerships which sold their properties during the year ended December 31, 2000 and one limited partnership which sold its property during the year ended December 31, 2001. In addition, the Partnership's ownership interest in one additional Local Limited Partnership was foreclosed upon during the year ended December 31, 2001.

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

The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:

             SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
       IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND I HAS AN INVESTMENT


                                                           Units
                                          Financed,     Authorized         Occupancy
                                           Insured      for Rental         Percentage
                                             and        Assistance      for the Year Ended
 Property Name, Location      Number of   Subsidized       Under           December 31,
  and Partnership Name        Units         Under      Section 8 (B)     2001     2000

Fairmeadows                    (C)           (C)            (C)          (C)       (C)
  Duncanville, Texas
   (Fairmeadows Limited
     Partnership)
Forest Green                   100           (A)            85           92%       93%
  Gainesville, Florida
   (Forest Green Limited
     Partnership)
Howard F. Robbins Tower        191           (A)            167          100%     100%
 Mayfield Heights, Ohio
 (Gates Mills I Limited
  Partnership)
Lakeview Apartments            (D)           (D)            (D)          (D)       (D)
  Fresno, California
  (Griffith Limited
    Partnership)
Northgate Village              150           (A)            49           97%       98%
  Columbus, Georgia
   (Northgate Village
     Limited Partnership)
Parker Square                  (E)           (E)            (E)          (E)       (E)
 Houston, Texas
 (Southward Limited
    Partnership)
San Jose                       220           (A)            215          100%     100%
 San Antonio, Texas
 (San Jose Limited
    Partnership)
Southridge                     (C)           (C)            (C)          (C)       (C)
 Austin, Texas
  (Southridge Apartments
   Limited Partnership)
Talladega Downs                100           (A)            100          100%     100%
 Talladega, Alabama
 (Hurbell IV Limited
    Partnership)
Village Green                  100           (A)            77           91%       90%
 Gainesville, Florida
 (Village Green Limited
  Partnership

   (A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

   (B) Section 8 of Title II of the Housing and Community Development Act of 1974.

   (C) Property was sold during the year ended December 31, 2000.

   (D) Property was lost through foreclosure of Partnership interest during the year ended December 31, 2001.

   (E) Property was sold during the year ended December 31, 2001.

Ownership Percentages

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2001.


                       NHP Realty Fund I  Original Cost
                          Percentage      of Ownership   Mortgage      Notes Payable and
     Partnership           Interest         Interest      Notes      Accrued Interest (1)

Forest Green L.P.             99%            $  420       $   767            $ --
Gates Mills I L.P.            98%             1,561         1,854            7,266
Northgate Village L.P.        99%               621         1,137            2,658
San Jose L.P.                 99%             1,156         1,583            4,647
Hurbell IV L.P.               99%               372           885            1,650
Village Green L.P.            99%               430           590               --

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

Regulation of Affordable Housing

The Federal Housing Administration (FHA) has contracted with the six subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are one or five years with one year renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This legislation affects 693 units, or 80% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market rents. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total       Percentage of
                         Units        Subsidized Units          Total Units

2002                     595                86%                    69%
2003                      98                14%                    11%
Total                    693               100%                    80%

Of the units (693 in total) receiving rent subsidies from Section 8, 595 of the units have their contracts expiring during the year ending December 31, 2002. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the
Section 8 program,  even with full debt restructuring;  or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

Environment

Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impart liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and the Partnership's ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of hazardous or toxic substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership or operation of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties or properties it may acquire in the future.

In December 2001, AIMCO and certain of its affiliated partnerships which own properties voluntarily entered into an agreement with the U.S. Environmental Protection Agency ("EPA") and HUD pursuant to which they agreed to pay a fine of approximately $130,000, and conduct lead-based paint inspections and other testing, if necessary, on properties initially built prior to 1978, and re-issue lead-based paint disclosures to residents of such properties which have not been certified as lead-based paint free. In return, neither AIMCO nor its properties will be subject to any additional fines for inadequate disclosures prior to AIMCO's execution of the agreement. The cost of the settlement, inspections and remediation incurred to date had been reserved for at the time AIMCO acquired the NHP and Insignia portfolios. Any remaining costs are not expected to be material.

Management believes that the Partnership's properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Item 2.     Properties

See "Item 1" for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships.

Item 3.     Legal Proceedings

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multifamily properties and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena related to the same subject matter as subpoenas NHP received in October and December 1997 from the HUD Inspector General. NHP has been informed that the grand jury investigation has been terminated.

Separately, AIMCO, on behalf of NHP, entered into a Settlement Agreement and Release with HUD in July 2001, which finalized, without any finding of wrongdoing, all civil matters that were the subject of the HUD Inspector General Investigation. A payment of $4.2 million was made by AIMCO on behalf of NHP in connection with the settlement. This payment had been fully reserved for by AIMCO and, therefore, had no effect on the financial condition or results of operations of AIMCO or NHP.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2001.

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

      (b) As of December 31, 2001, there were 960 registered holders of 11,489 limited partnership interests (in addition to 1133 Fifteenth Street Associates - See "Item 7. Financial Statements - Note 1"). In 2001, the number of Limited Partnership Units decreased by 20 units due to Limited Partners abandoning his or her units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

      (c) No cash dividends or distributions have been declared from the inception of the Partnership to December 31, 2001.

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

As discussed in Note 6 to the combined financial  statements  attached hereto as
Exhibit 99.1, Northgate Village, San Jose, Gates Mills I and Hurbell IV Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. During the year ended December 31, 2000, the note related to Northgate Village was acquired by AIMCO from the former owner. The notes are nonrecourse notes secured by both the Partnership's and NHP's interests in the Local Limited Partnerships and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due July 26, 1999, August 29, 1999, October 1, 1999, and November 9, 1999, respectively. Interest continues to be paid or accrued under the original terms of the respective agreements. Each note is in default and the noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

During the year ended December 31, 2001, the noteholder foreclosed on the Partnership's interest in Griffith Limited Partnership. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

During 2001, Southward Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Parker Square Apartments. The closing occurred on June 29, 2001, with a sale price of $3,300,000. Net proceeds after payment of closing costs of approximately $2,686,000 were used to repay the mortgage encumbering the property, with the holders of the Parker Square note payable receiving the remaining net proceeds in full satisfaction of amounts due on their note, which was secured by the Partnership's interest in the Local Limited Partnership. Any unpaid balances were forgiven. The Local Limited Partnership recognized a gain on sale of approximately $268,000 and an extraordinary gain on debt forgiveness of approximately $2,656,000 in 2001.

During 2000, Fairmeadows Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Fairmeadows Apartments. The closing occurred on December 27, 2000 with a sale price of approximately $5,050,000. The net proceeds of approximately $4,780,000 were used to repay the mortgage encumbering the property, with the holders ("AIMCO") of the Fairmeadows note payable receiving the remaining net proceeds in full satisfaction of amounts due on their note, which was secured by the Partnership's interest in the Local Limited Partnership. Any unpaid balances were forgiven. The Local Limited Partnership recorded a gain on sale of approximately $684,000 and an extraordinary gain on debt forgiveness of approximately $2,186,000 in 2000.

During 2000, Southridge Apartments Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Southridge Apartments. The closing occurred on December 27, 2000 with a sale price of approximately $6,000,000. The net proceeds of approximately $5,673,000 were used to repay the mortgage encumbering the property, with the holders ("AIMCO") of the Southridge note payable receiving the remaining net proceeds in full satisfaction of the amount due on the note, which was secured by the Partnership's interest in the Local Limited Partnership. The Local Limited
Partnership recognized a gain on sale of approximately $916,000 and an extraordinary gain on debt forgiveness of approximately $1,904,000 in 2000. The Local Limited Partnership recognized an additional gain on debt forgiveness of approximately $180,000 during the year ended December 31, 2001, due to the forgiveness of the remaining amounts owed on loans payable to the general partner of the Local Limited Partnership which were not able to be repaid upon dissolution of the Local Limited Partnership in 2001.

During 2000, the Partnership advanced approximately $89,000 to Southridge Apartments Limited Partnership for working capital purposes. No advances were made by the Partnership to the Local Limited Partnerships during 2001. Repayments of advances of approximately $20,000 were received from one Local Limited Partnership during 2000. No repayments of advances were received during 2001. Accrued interest of approximately $15,000 was received from one Local Limited Partnership during 2001. At December 31, 2001, the Partnership's working capital advances to Local Limited Partnerships amounted to approximately $84,000. Interest is charged at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 4.75% at December 31, 2001.

During 2001 and 2000, the General Partner advanced approximately $39,000 and $63,000 to four Local Limited Partnerships, to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). During 2001, three Local Limited Partnerships made principal payments to the General Partner of approximately $351,000 and approximately $180,000 was forgiven as noted above. No payments of principal were made during 2000. At December 31, 2001, the balance owed to the General Partner by the Local Limited Partnerships was approximately $133,000, including accrued interest of approximately $21,000. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 4.75% at December 31, 2001.

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner of approximately $64,000 and $75,000 during 2001 and 2000, respectively. Payments of these fees are made to the General Partner without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 2001 and 2000, the Local Limited
Partnerships paid approximately $162,000 and $35,000, respectively. The accumulated fees owed to NHP are approximately $305,000 at December 31, 2001.

Net cash used in operations for the year ended December 31, 2001 was approximately $53,000 compared to net cash used in operations of approximately $49,000 in 2000. The increase in cash used in operations was a result of a decrease in distributions in excess of the investment in Local Limited Partnerships partially offset by an increase in interest received on advances to Local Limited Partnerships and a decrease in operating expenses.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, investment carrying values for four of the Local Limited Partnerships have decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships for these partnerships. Cash distributions of approximately $34,000 were received from two Local Limited Partnerships during the year ended December 31, 2000. No such distributions were received during the year ended December 31, 2001. The receipt of these distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships. During the year ended December 31, 2001, the Partnership received a distribution of approximately $425,000 from one Local Limited Partnership in which it had an equity investment.

The Partnership had cash and cash equivalents of approximately $426,000 at December 31, 2001 as compared to cash and cash equivalents of approximately $9,000 at December 31, 2000. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 2001, is dependent on distributions from recurring operations received from the Local Limited
Partnerships and proceeds from the sales or refinancings of the underlying properties. Total distributions received from Local Limited Partnerships increased to approximately $425,000 in 2001 from $34,000 in 2000. The
Partnership's only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During 2001 and 2000, the General Partner advanced approximately $45,000 and $104,000 to the Partnership to pay operating expenses. No repayments of advances were made during the years ended December 31, 2001 and 2000. Interest is charged at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 4.75% at December 31, 2001.

As of December 31, 2001, the Partnership owed the General Partner approximately $1,175,000 for administrative and reporting services performed. During the years ended December 31, 2001 and 2000, no payments were made by the Partnership to the General Partner for administrative and reporting services. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather, the payment of the unpaid administrative and reporting fees and other advances to the General Partner will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Results of Operations

At December 31, 2001, the Partnership holds an interest in six Local Limited Partnerships, which operate six rental housing properties. Due to the use of the equity method of accounting as discussed in "Item 7. Financial Statements - Note 1", to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the profits or losses of the Local Limited Partnerships. As of December 31, 1995, the Partnership had no carrying basis in any of the Local Limited Partnerships and reflected no share of losses for Local Limited Partnerships in 1995. However, during the year ended December 31, 1996, Forest Green and Village Green Limited Partnerships completed discounted buyout agreements for early settlement of their notes payable and related accrued interest payable to the former owner, resulting in extraordinary gains of approximately $1,368,000 and $1,379,000, respectively, for the two Local Limited Partnerships. The Partnership has recorded its net share of (losses) profits of approximately ($151,000) and $103,000 in these two Local Limited Partnerships for the years ended December 31, 2001 and 2000, respectively. Due to the sale of the property held by Fairmeadows Limited Partnership during 2000 a gain on sale of approximately $684,000 and an extraordinary gain on debt forgiveness of approximately $2,186,000 were recorded, which more than offset losses not taken in previous years. The Partnership's share of profits recognized in 2000 from this Local Limited Partnership was approximately $533,000. The Partnership recorded its share of losses of approximately $23,000 from this Partnership in 2001. The additional extraordinary gain on debt forgiveness recognized by Southridge Apartments Limited Partnership during 2001 more than offset losses not recognized in previous years. The Partnership's share of profits recognized in 2001 from this Local Limited Partnership was approximately $43,000. Due to the gain on sale and extraordinary gain on debt forgiveness recognized by Southward Limited Partnership as a result of the sale of the property during June 2001, which more than offset losses not taken by the Partnership in previous years, the Partnership recognized its share of profits of approximately $142,000 from this Local Limited Partnership for the year ended December 31, 2001.

The Partnership realized a net loss of approximately $418,000 for the year ended December 31, 2001, compared to net income of approximately $498,000 for the year ended December 31, 2000. Net income (loss) per unit of limited partnership interest decreased from $42.40 to $(35.62) for the units outstanding at December 31, 2000 and 2001, respectively. The decrease in net income was primarily due to a decrease in the Partnership's share of profits from the Local Limited Partnerships, the loss on investment in Local Limited Partnerships recognized in 2001, and, to a lesser extent, the decrease in the receipt of distributions in excess of investment in Local Limited Partnerships, partially offset by an increase in interest received on advances to Local Limited Partnerships. The loss on investment in Local Limited Partnerships of approximately $271,000 is comprised of the write-off of the remaining investment balance of the Partnership in Fairmeadows, Southridge and Southward Limited Partnerships as a result of these entities liquidating during 2001.

The Partnership did not recognize approximately $623,000 of its allocated share of losses from five Local Limited Partnerships and approximately $2,773,000 of its allocated share of profits from two Local Limited Partnerships for the year ended December 31, 2001, as the Partnership's net carrying basis in these partnerships was reduced to zero in a prior year (see Note 2 to the Partnership's financial statements).

Item 7.     Financial Statements

The financial statements of the Partnership are included on pages 15 through 37 of this report.

                          Independent Auditors' Report



To The Partners of
National Housing Partnership Realty Fund I
Indianapolis, Indiana


We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund I (the Partnership) as of December 31, 2001, and the related statements of operations, partners' (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Gates Mills I Limited Partnership or Hurbell IV Limited Partnership (investees of the Partnership) for the years ended December 31, 2001 and 2000. The financial statements of these investees were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for these investees, is based solely on the reports of the other auditors.

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

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund I at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 6 to the financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                            /s/Ernst & Young LLP
Indianapolis, Indiana
February 22, 2002

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                                December 31, 2001

                                   (in thousands)






                               ASSETS
  Cash and cash equivalents                                          $     426
  Investments in and advances to Local Limited Partnerships
  (Note 2)                                                               1,860
                                                                     $   2,286
             LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Liabilities:
  Administrative and reporting fee payable to
     General Partner (Note 3)                                        $   1,175
  Due to General Partner                                                   158
  Accrued interest on General Partner loan                                  22
  Accrued expenses                                                          40
                                                                         1,395
Partners' (deficit) equity:
  General Partner -- The National Housing Partnership (NHP)                (86)
  Original Limited Partner -- 1133 Fifteenth Street

     Associates                                                            (91)
  Other Limited Partners -- 11,489 investment units                      1,068
                                                                           891
                                                                     $   2,286

                        See Notes to Financial Statements

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)


                                                                 Years Ended December 31,
                                                                    2001           2000

REVENUES:
  Share of profits from Local Limited Partnerships
    (Note 2)                                                   $    11         $   636
  Interest received on advances to Local Limited
    Partnerships (Note 2)                                           15              --
  Distributions in excess of investment in Local Limited
    Partnership (Note 2)                                            --              34
                                                                    26             670
COST AND EXPENSES:
  Loss on investment in Local Limited Partnership (Note 2)         271              --
  Administrative and reporting fees to General
    Partner (Note 3)                                                86              86
  Interest expense on loans from General Partner (Note 3)           14               6
  Other operating expenses                                          73              80
                                                                   444             172

NET (LOSS) INCOME                                              $  (418)        $   498

ALLOCATION OF NET (LOSS) INCOME:
  General Partner - NHP                                        $    (4)        $     5
  Original Limited Partner - 1133 Fifteenth Street
    Associates                                                      (4)              5
  Other Limited Partners                                          (410)            488
                                                                  (418)            498

NET (LOSS) INCOME PER OTHER LIMITED PARTNERSHIP INTEREST       $(35.62)        $ 42.40

                        See Notes to Financial Statements

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                    STATEMENTS OF PARTNERS' (DEFICIT) EQUITY

                                   (in thousands)



                                   The National      1133
                                     Housing      Fifteenth       Other
                                   Partnership      Street       Limited
                                      (NHP)       Associates     Partners        Total

(Deficit) equity at
   January 1, 2000                 $   (87)        $  (92)      $   990        $   811

Net income for the year ended
   December 31, 2000                     5              5           488            498

(Deficit) Equity at
   December 31, 2000                   (82)           (87)        1,478          1,309

Net loss for the year ended
   December 31, 2001                    (4)            (4)         (410)          (418)

(Deficit) equity at
   December 31, 2001               $   (86)        $  (91)      $ 1,068        $   891

Percentage interest at
   December 31, 2001 and 2000           1%             1%           98%           100%
                                        (A)            (B)           (C)

(A)   General Partner

(B)   Original Limited Partner

(C)   Consists  of 11,489  investment  units at  December  31,  2001 and  11,509 investment  units at  December  31,  2000.  During  2001,  20  units  were abandoned (Note 7).


                        See Notes to Financial Statements

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (in thousands)


                                                                  Years Ended December 31,
                                                                     2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received on advances to Local Limited
   Partnerships                                                    $  15           $  --
  Distributions in excess of investment in Local
    Limited Partnerships                                              --              34
  Operating expenses paid                                            (68)            (83)

  Net cash used in operating activities                              (53)            (49)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Local Limited Partnerships                      425              --
  Repayment of advances to Local Limited Partnerships                 --              20
  Advances to Local Limited Partnerships                              --             (89)

  Net cash provided by (used in) investing activities                425             (69)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Advances from General Partner                                       45             104

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 417             (14)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           9              23

CASH AND CASH EQUIVALENTS, END OF YEAR                             $ 426           $   9

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH USED IN
  OPERATING ACTIVITIES:

Net (loss) income                                                  $(418)          $ 498
Adjustments to reconcile net (loss) income to net cash used
  in operating activities:
   Share of profits from Local Limited Partnerships                  (11)           (636)
   Loss on investment in Local Limited Partnerships                  271              --
   Increase in administrative and reporting
     fees payable to General Partner                                  86              86
   Increase in accrued interest on partner loans                      14               6
   Increase (decrease) in accrued expenses                             5              (3)

         Total adjustments                                           365            (547)
      Net cash used in operating activities                        $ (53)          $ (49)


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

During 1984, the Partnership acquired limited partnership interests of 99% in nine Local Limited Partnerships and 98% in one Local Limited Partnership. Each Local Limited Partnership was organized to acquire and operate an existing rental housing project. The Partnership continues to own a 99% interest in five Local Limited Partnerships and a 98% interest in one Local Limited Partnership at December 31, 2001.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

2.    INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in five other Local Limited
Partnerships: Forest Green Limited Partnership, Northgate Village Limited Partnership, San Jose Limited Partnership, Hurbell IV Limited Partnership and Village Green Limited Partnership.

During the year ended December 31, 2001, the noteholder foreclosed on the Partnership's interest in Griffith Limited Partnership. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

During 2001, Southward Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Parker Square Apartments. The closing occurred on June 29, 2001, with a sale price of $3,300,000. Net proceeds after payment of closing costs of approximately $2,686,000 were used to repay the mortgage encumbering the property with the holders of the Parker Square note payable receiving the remaining net proceeds in full satisfaction of amounts due on their note. Any unpaid balances were forgiven. The Local Limited Partnership recognized a gain on sale of approximately $268,000 and an extraordinary gain on debt forgiveness of approximately $2,656,000 in 2001.

During 2000, Fairmeadows Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Fairmeadows Apartments. The closing occurred on December 27, 2000 with a sale price of approximately $5,050,000. The net proceeds of approximately $4,780,000 were used to repay the mortgage encumbering the property, with the holders ("AIMCO") of the Fairmeadows note payable receiving the remaining net proceeds in full satisfaction of amounts due on the note, which was secured by the Partnership's interest in the Local Limited Partnership. Any unpaid balances were forgiven. The Local Limited Partnership recorded a gain on sale of approximately $684,000 and an extraordinary gain on debt forgiveness of approximately $2,186,000 in 2000.

During 2000, Southridge Apartments Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Southridge Apartments. The closing occurred on December 27, 2000 with a sale price of approximately $6,000,000. The net proceeds of approximately $5,673,000 were used to repay the mortgage encumbering the property, with the holders ("AIMCO") of the Southridge note payable receiving the remaining net proceeds in full satisfaction of the amount due on the note, which was secured by the Partnership's interest in the Local Limited Partnership. The Local Limited
Partnership recognized a gain on sale of approximately $916,000 and an extraordinary gain on debt forgiveness of approximately $1,904,000 in 2000. The Local Limited Partnership recognized an additional gain on debt forgiveness of approximately $180,000 during the year ended December 31, 2001, due to the forgiveness of the remaining amounts owed on loans payable to the general partner of the Local Limited Partnership which were not able to be repaid upon dissolution of the Local Limited Partnership in 2001.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of December 31, 1995, investments in all of the Local Limited Partnerships had been reduced to zero. However, during 1996, Forest Green and Village Green Limited Partnerships completed discounted buyout agreements for early settlement of their notes payable to former owner and related accrued interest payable, resulting in gains of approximately $1,368,000 and $1,379,000, respectively, for the two Local Limited Partnerships. The Partnership's share of net (losses) profits from these two Local Limited Partnerships was approximately ($151,000) and $103,000 for the years ended December 31, 2001 and 2000, respectively. Due to the sale of the property held by Fairmeadows Limited Partnership a gain on sale of approximately $684,000 and an extraordinary gain on debt forgiveness of approximately $2,186,000 were recorded, which more than offset losses not taken in previous years. The Partnership's share of profits recognized in 2000 from this Local Limited Partnership was approximately $533,000. The Partnership recorded its share of losses of approximately $23,000 from this Partnership in 2001. The additional extraordinary gain on debt forgiveness recognized by Southridge Apartments Limited Partnership during 2001 more than offset losses not recognized in previous years. The Partnership's share of profits recognized in 2001 from this Local Limited Partnership was approximately $43,000. Due to the gain on sale and extraordinary gain on debt forgiveness recognized by Southward Limited Partnership as a result of the sale of the property during June 2001, which more than offset losses not taken by the Partnership in previous years, the Partnership recognized its share of profits of approximately $142,000 from this Local Limited Partnership for the year ended December 31, 2001. The Partnership did not recognize approximately $623,000 and $546,000 of losses from five and six Local Limited Partnerships during 2001 and 2000, respectively. As of December 31, 2001, the Partnership has not recognized approximately $8,630,000 of its allocated share of cumulative losses from the four Local Limited Partnerships in which its investment is zero. In addition, the Partnership did not recognize approximately $2,773,000 of its allocated share of profits from two Local Limited Partnerships for the year ended December 31, 2001 as these amounts were offset by previously unrecognized losses. The Partnership recognized a loss on investment in Local Limited Partnerships of approximately $271,000 which is comprised of the write-off of the remaining investment balance of the Partnership in Fairmeadows, Southridge and Southward Limited Partnerships as a result of these entities liquidating during 2001.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at December 31, 2001 for four Local Limited Partnerships. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances remain due and payable to the Partnership. Interest is calculated at the Chase Manhattan prime rate plus 2% or 6.75% at December 31, 2001. Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During 2000, the Partnership advanced approximately $89,000 to Southridge Apartments Limited Partnership for working capital purposes. No advances were made by the Partnership to the Local Limited Partnerships during 2001. Repayments of advances of approximately $20,000 were received from one Local Limited Partnership during 2000. No repayments of advances were received during 2001. Accrued interest of approximately $15,000 was received from one Local Limited Partnership during 2001. At December 31, 2001, the Partnership's working capital advances to Local Limited Partnerships amounted to approximately $84,000. Interest is charged at the Chase Manhattan Bank rate of prime plus 2%. The Chase Manhattan Bank prime was 4.75% at December 31, 2001.

Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 2001, and the combined results of operations for each of the two years in the period ended December 31, 2001, are as follows:

                      CONDENSED COMBINED FINANCIAL POSITION
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                                               December 31, 2001
Assets:
  Land                                                               $  1,792
  Buildings and improvements, net of accumulated
   depreciation of approximately $9,975                                12,549
  Other assets                                                          2,577
                                                                     $ 16,918
Liabilities and Partners' Deficit:
  Liabilities:
  Mortgage notes payable                                             $ 6,816
  Notes payable                                                         5,983
  Accrued interest on notes payable                                    10,238
  Other liabilities                                                     1,233

                                                                       24,270
Partners' Deficit:
  National Housing Partnership Realty Fund I                          (7,141)
  Other partners                                                        (211)
                                                                    $ (7,352)
                                                                    $ 16,918


                    CONDENSED COMBINED RESULTS OF OPERATIONS
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)


                                                         Years Ended December 31,
                                                           2001             2000

Rental income                                            $ 4,507          $ 7,690
Other income                                                 352              397
Gain on sale of rental property                              268            1,600

Total revenues                                             5,127            9,687

Expenses:
  Operating expenses                                       3,967            5,939
  Financial expenses                                          96               88
  Interest on notes payable                                  757            1,302
  Depreciation                                               835            1,302
  Impairment loss on rental property                         128               --

    Total expenses                                         5,783            8,631

(Loss) income before extraordinary item                     (656)           1,056

Extraordinary gain on forgiveness of debt                  2,836            4,090

Net income                                               $ 2,180          $ 5,146

The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Each Local Limited Partnership was formed during 1984 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 of the National Housing Act. During the years ended December 31, 2001 and 2000 the projects received a total of approximately $2,312,000 and $3,300,000, respectively of rental assistance from HUD.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This new legislation will affect 693 units, or 80% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market rents. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total       Percentage of
                         Units        Subsidized Units          Total Units

2002                      595                86%                    69%
2003                       98                14%                    11%
Total                     693               100%                    80%

Of the units (693 in total) receiving rent subsidies from Section 8, 595 of the units have their contracts expiring during the year ending December 31, 2002. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the
Section 8 program,  even with full debt restructuring;  or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

Fixed assets are recorded on the basis of cost. Depreciation of the buildings and improvements and equipment is computed generally by the straight-line method over the estimated lives of the related assets.

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

Notes payable were executed by the Local Limited Partnerships with the former owners as part of the acquisition of the properties by the Local Limited Partnerships. During the year ended December 31, 2000, the note payable related to Northgate Village Limited Partnership was acquired by AIMCO from the former owner. These notes bear simple interest at rates of 9% or 10% per annum. The notes are nonrecourse notes secured by a security interest in all partnership interests in the respective Local Limited Partnership and are subordinated to the respective mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from the respective Local Limited Partnership's surplus cash, as defined by the respective HUD Regulatory Agreement. The notes may be prepaid in whole or in part at any time without penalty. Neither the respective Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of these notes.

These notes mature as follows:


Local Partnership                           Due Date    Note Amount  Accrued Interest
                                                                (in thousands)
Northgate Village Limited Partnership       7/26/99*       $ 969          $ 1,689
San Jose Limited Partnership                8/29/99*         1,699          2,948
Gates Mills I Limited Partnership           10/1/99*         2,667          4,599
Hurbell IV Limited Partnership              11/9/99*           648          1,002
Total Delinquent                                          $ 5,983        $ 10,238

* Notes are in default.

During the year ended December 31, 2001, the noteholder foreclosed on the Partnership's interest in Griffith Limited Partnership. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

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

During 2001, Forest Green Limited Partnership and Village Green Limited Partnership recognized an impairment loss on their respective rental property in the amount of approximately $59,000 and $69,000, respectively. These impairment losses were the result of the net carrying value of the assets exceeding the estimated net realizable value.

Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 2001. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

3.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $86,000 annually during 2001 and 2000. No payments for such fees were made to the General Partner in 2001 and 2000. As of December 31, 2001, the Partnership owed approximately $1,175,000 to the General Partner for accrued administrative and reporting fees.

During 2001 and 2000, the General Partner advanced approximately $45,000 and $104,000 to the Partnership to pay operating expenses. No repayments of advances were made during the years ended December 31, 2001 and 2000. Interest is charged at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 4.75% at December 31, 2001. Interest accrued for the years ended December 31, 2001 and 2000 was approximately $14,000 and $6,000, respectively, which is included in other operating expenses on the Partnership's Statements of Operations.

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects operated by four of the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned approximately $398,000 and $703,000 from the Local Limited Partnerships for management fees provided to the Local Limited Partnerships during 2001 and 2000, respectively. At December 31, 2001, the amount due NHPMC and unpaid by the Local Limited Partnerships amounted to approximately $7,000. During 2001, the four Local Limited Partnerships operated by an affiliate of the General Partner were charged a fee related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current and certain prior year additions to fixed assets. This fee is payable from surplus cash. This fee of approximately $72,000 has been capitalized as part of fixed assets for the respective Local Limited Partnership and is being depreciated over 15 years.

In addition, during 2001, four Local Limited Partnerships operated by an affiliate of the General Partner began insuring their respective properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The four Local Limited Partnerships insure their respective properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the four Local Limited Partnerships paid AIMCO and its affiliates approximately $54,000 for insurance coverage and fees associated with policy claims administration.

Personnel working at the project sites, which are managed by NHPMC are employees of NHPMC. The projects reimburse NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2001 and 2000 were approximately $594,000 and $1,005,000, respectively.

An affiliate of the Local Partner of Gates Mills I Limited Partnership provides management services for the property owned by the Local Limited Partnership. During 2001 and 2000, the affiliate received approximately $65,000 and $69,000, respectively, for these services. Additionally, in 2001 and 2000, approximately $15,000 and $16,000, respectively, was paid to this affiliate for accounting services and approximately $10,000 and $12,000, respectively, was paid to another affiliate for painting services.

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

A reconciliation follows:

                                                  Years Ended December 31,
                                                     2001            2000
                                                       (in thousands)

Net (loss) income per financial statements         $ (418)          $ 498

  Other                                                314              89
  Partnership's share of limited local
   Partnership                                       3,989           2,491
  Gain on foreclosure of Partnership
   interest                                          2,824              --
Income per tax return                              $ 6,709         $ 3,078


The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets:

                                                   December 31, 2001
                                                     (in thousands)

      Net assets as reported                           $    891
      Add (deduct):
       Investment in Partnerships                       (16,444)
       Other                                                574
      Net deficit - federal tax basis                  $(14,979)

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

7.    ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 2001, the number of Limited Partnership Units decreased by 20 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonments. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments in 2000.

8.    LEGAL PROCEEDINGS

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multifamily properties and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena related to the same subject matter as subpoenas NHP received in October and December 1997 from the HUD Inspector General. NHP has been informed that the grand jury investigation has been terminated.

Separately, AIMCO, on behalf of NHP, entered into a Settlement Agreement and Release with HUD in July 2001, which finalized, without any finding of wrongdoing, all civil matters that were the subject of the HUD Inspector General Investigation. A payment of $4.2 million was made by AIMCO on behalf of NHP in connection with the settlement. This payment had been fully reserved for by AIMCO and, therefore, had no effect on the financial condition or results of operations of AIMCO or NHP.

9. REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND I HAS INVESTED



                                         Initial Cost                   Cost
                                        To Partnership               Capitalized
                                        (in thousands)                (Removed)
                                                                   Net Subsequent
                                                                   to Acquisition
                                                                   (in thousands)
                                                Buildings
                                               and Related
                                                Personal                   Carrying Cost
     Description      Encumbrances    Land      Property    Improvements    Adjustments

Forest Green                 (1)     $  170     $ 2,062        $   537       $    (59)
 Limited Partnership
Gates Mills I                (1)        669       6,058            222             --
 Limited Partnership
Northgate Village            (1)        220       2,953            812            (17)
 Limited Partnership
San Jose                     (1)        440       4,728          1,811             --
 Limited Partnership
Hurbell IV                   (1)        100       2,159            168         (1,460)
 Limited Partnership
Village Green
 Limited Partnership         (1)        137       2,096            579            (69)
  Totals                             $1,736     $20,056        $ 4,129      $  (1,605)



                         Gross Amount At Which
                                Carried
                         At December 31, 2001
                            (in thousands)
                                                                               Life upon which
                                                                               depreciation in
                            Buildings                                               latest
                               And                                                statement
                             Related                                            of operations
                            Personal             Accumulated   Date of   Date    is computed
     Description      Land  Property  Total(2)   Depreciation ConstructiAcquired   (years)
                                         (3)         (3)

Forest Green          $176  $ 2,534  $  2,710     $   1,180    1972     8/84       5-50

 Limited Partnership
Gates Mills I         669     6,280     6,949         2,468    1972    10/84       5-30

 Limited Partnership
Northgate Village
 Limited Partnership  213     3,755     3,968         1,696    1973     7/84       5-50

San Jose Limited
 Partnership          489     6,490     6,979         3,120    1970     9/84       5-50

Hurbell IV
 Limited Partnership  101      866       967           299    1974    11/84       5-30

Village Green
 Limited Partnership  144    2,599     2,743         1,212    1971     8/84       5-50

  Totals           $1,792  $22,524   $24,316       $ 9,975


(1)    Schedule of Encumbrances


                                                                  Notes
                                                               Payable and
                                                   Mortgage       Accrued
Partnership Name                                    Notes        Interest      Total
                                                             (in thousands)
Forest Green Limited Partnership                    $ 767          $ --      $   767

Gates Mills I Limited Partnership                    1,854          7,266      9,120

Northgate Village Limited Partnership                1,137          2,658      3,795

San Jose Limited Partnership                         1,583          4,647      6,230

Hurbell IV Limited Partnership                         885          1,650      2,535

Village Green Limited Partnership                      590             --        590

  Total - December 31, 2001                        $ 6,816        $16,221    $23,037

(2)   The   aggregate   cost  of  land  for  Federal   income  tax  purposes  is
      approximately $1,412,000 and the aggregate costs of buildings and improvements for Federal income tax purposes is approximately $24,180,000. The total of the above-mentioned items is approximately $25,592,000.

(3)    Reconciliation of real estate

                                                 Years Ended December 31,
                                                   2001           2000
                                                      (in thousands)
Balance at beginning of period                   $ 30,724       $ 43,519
Improvements during the period                        507          1,432
Disposals of rental properties                     (6,787)       (14,227)
Impairment losses on rental property                 (128)            --
Balance at end of period                         $ 24,316       $ 30,724

Reconciliation of accumulated depreciation

                                                 Years Ended December 31,
                                                   2001           2000
                                                      (in thousands)
Balance at beginning of period                   $ 12,124       $ 16,071
Depreciation expense for the period                   835          1,302
Disposals of rental properties                     (2,984)        (5,249)
Balance at end of period                          $ 9,975       $ 12,124

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

Lance J. Graber (age 40) was appointed Executive Vice President - Affordable Transactions of NCHP and AIMCO in October 1999. His principal business function is affordable housing transactions. Prior to joining AIMCO, Mr. Graber was a Director at Credit Suisse First Boston from 1994 to May 1999, during which time he supervised a staff of seven in the making of principal investments in hotel, multi-family and assisted living properties.

Patrick J. Foye (age 44) has been Executive Vice President of NCHP since October 1, 1998 and was appointed President in September 1999. Mr. Foye is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests and corporate and other acquisitions. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Executive Officers

The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

Lance J. Graber (age 40).  See "Directors of NCHP."

Patrick J. Foye  (age 44). See "Directors of NCHP."

David Robertson (age 36) was appointed Executive Vice President - Affordable Properties of NCHP and AIMCO in February 2002. He is responsible for affordable property operations, refinancing and other value creation within AIMCO's affordable portfolio. Prior to joining AIMCO, Mr. Robertson was a member of the investment-banking group at Smith Barney from 1991 to 1996, during which time he was responsible for real estate investment banking transactions in the western United States, and was part of the Smith Barney team that managed AIMCO's initial public offering in 1994.

Joel F. Bonder (age 53) was appointed Executive Vice President Legal and Regulatory Affairs in August 2001 and previously served as Executive Vice President, General Counsel and Secretary of NCHP and AIMCO effective December 1997 to August 2001. Prior to joining AIMCO, Mr. Bonder served as Senior Vice President and General Counsel of NHP from April 1994 until it was acquired by AIMCO in December 1997.

Paul J. McAuliffe (age 45) has been Executive Vice President of NCHP and AIMCO since February 1999 and was appointed Chief Financial Officer in October 1999. Prior to joining AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp from May 1996 until February 1999.

Martha L. Long (age 42) has been Senior Vice President and Controller of NCHP and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. Martha L. Long has been Senior Vice President and
Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO.

There is no family relationship between any of the foregoing directors and executive officers.

The executive officers and directors of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and directors of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and directors of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles generally accepted in the United States and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit of $35,000 and non-audit services (principally tax-related) of $11,000.

Item 10.    Executive Compensation

National Housing Partnership Realty Fund I has no officers or directors. No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions."

Item 11. Security Ownership of Certain Beneficial Owners and Management

1133 Fifteenth Street Associates, a Maryland Limited Partnership, whose general partner is NHP and whose limited partners were key employees of NCHP at the time the Partnership was formed, owns a 1% interest in the Partnership.

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity as known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 2001.

         Name of Beneficial Owner              Number of Units        % of Class

AIMCO Properties, LP                               1,317.6               11.47%
  (affiliate of the General Partner)

The business address of AIMCO Properties, LP is 2000 South Colorado Boulevard, Denver, CO 80222.

Item 12. Certain Relationships and Related Transactions

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $86,000 annually during 2001 and 2000. No payments for such fees were made to the General Partner in 2001 and 2000. As of December 31, 2001, the Partnership owed approximately $1,175,000 to the General Partner for accrued administrative and reporting fees.

During 2001 and 2000, the General Partner advanced approximately $45,000 and $104,000 to the Partnership to pay operating expenses. No repayments of advances were made during the years ended December 31, 2001 and 2000. Interest is charged at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 4.75% at December 31, 2001. Interest accrued for the years ended December 31, 2001 and 2000 was approximately $14,000 and $6,000, respectively, which is included in other operating expenses on the Partnership's Statements of Operations.

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects operated by four of the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned approximately $398,000 and $703,000 from the Local Limited Partnerships for management fees provided to the Local Limited Partnerships during 2001 and 2000, respectively. At December 31, 2001, the amount due NHPMC and unpaid by the Local Limited Partnerships amounted to approximately $7,000. During 2001, the four Local Limited Partnerships operated by an affiliate of the General Partner were charged a fee related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current and certain prior year additions to fixed assets. This fee is payable from surplus cash. This fee of approximately $72,000 has been capitalized as part of fixed assets for the respective Local Limited Partnership and is being depreciated over 15 years.

In addition, during 2001, four Local Limited Partnerships operated by an affiliate of the General Partner began insuring their respective properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The four Local Limited Partnerships insure their respective properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the four Local Limited Partnerships paid AIMCO and its affiliates approximately $54,000 for insurance coverage and fees associated with policy claims administration.

Personnel working at the project sites, which are managed by NHPMC are employees of NHPMC. The projects reimburse NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2001 and 2000 were approximately $594,000 and $1,005,000, respectively.

An affiliate of the Local Partner of Gates Mills I Limited Partnership provides management services for the property owned by the Local Limited Partnership. During 2001 and 2000, the affiliate received approximately $65,000 and $69,000, respectively, for these services. Additionally, in 2001 and 2000, approximately $15,000 and $16,000, respectively, was paid to this affiliate for accounting services and approximately $10,000 and $12,000, respectively, was paid to another affiliate for painting services.

                                     PART IV


Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits


            Exhibit 99.1 Audited Combined Financial Statements of the Local Limited Partnerships in which the
                              Partnership has invested are included as an exhibit to this report:


      (b)   Reports on Form 8-K filed during the fourth quarter of 2001:

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

                     National Housing Partnership Realty Fund I

                  By:  The National Housing Partnership,
                       its sole general partner

                  By: National Corporation for Housing Partnerships, its sole general partner




______________                            /s/ Patrick J. Foye
Date                                      Patrick J. Foye
                                          President

______________                            /s/ Martha L. Long
Date                                      Martha L. Long
                                          Senior Vice President and
                                          Controller



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




______________                            /s/ Patrick J. Foye
Date                                      Patrick J. Foye
                                          President

______________                            /s/ Martha L. Long
Date                                      Martha L. Long
                                          Senior Vice President and
                                          Controller

                                  EXHIBIT 99.1

                     NATIONAL HOUSING PARTNERS REALTY FUND I

                              FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

      Independent Auditors' Report



To The Partners of
National Housing Partnership Realty Fund I
Indianapolis, Indiana


We have audited the accompanying combined statement of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund I (the Partnership) holds a limited partnership interest as of December 31, 2001, and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Gates Mills I Limited Partnership or Hurbell IV Limited Partnership (two of the six Local Limited Partnerships) for the year ended December 31, 2001 which reflect total assets of 37% of combined total assets as of December 31, 2001, and net losses which reflect $323,000 of combined net loss for the year then ended. We did not audit the financial statements of Gates Mills I Limited Partnership or Hurbell IV Limited Partnership (two of the ten Local Limited Partnerships) for the year ended December 31, 2000 which reflect $355,000 of combined net loss for the year then ended. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund I holds a limited partnership interest as of December 31, 2001, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 6 and 11 to the combined financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                           /s/Ernst & Young  LLP
Indianapolis, Indiana
February 22, 2002

                          Independent Auditor's Report

To the Partners
Hurbell IV Limited Partnership

We have audited the accompanying balance sheet of Hurbell IV Limited Partnership (a limited partnership), FHA Project No. 062-44054-LD, as of December 31, 2001, and the related statements of partners' equity (deficit), operations and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used in significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurbell IV Limited Partnership as of December 31, 2001, and the results of its operations and its cash flows and its changes in partners-equity for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note H to the financial statements, the Partnership has notes payable that matured on November 9, 1999. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 16 to 19) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 22, 2002 on our consideration of the Partnership's internal controls and a report dated February 22, 2002 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


                                                               /s/ SR Allen, LLC


Atlanta, Georgia
February 22, 2002

                          Independent Auditor's Report

To the Partners
Hurbell IV Limited Partnership

We have audited the accompanying balance sheet of Hurbell IV Limited Partnership (a limited partnership), FHA Project No. 062-44054-LD, as of December 31, 2000, and the related statements of partners' equity (deficit), operations and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used in significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurbell IV Limited Partnership as of December 31, 2000, and the results of its operations and its cash flows and its changes in partners-equity for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note H to the financial statements, the Partnership has notes payable that matured on November 9, 1999. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 16 to 19) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 2001 on our consideration of the Partnership's internal controls and a report dated February 16, 2001 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


                                                             /s/ Smith & Radigan


Atlanta, Georgia
February 16, 2001

                          Independent Auditor's Report


To the Partners
Gates Mills I Limited Partnership

We have audited the accompanying balance sheet of Gates Mill I Limited Partnership, An Ohio Limited Partnership, F.H.A. Project No.: 042-44062-LDP, as of December 31, 2001, and the related statements of operations, partners' equity (deficit) and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gates Mills I Limited Partnership as of December 31, 2001, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 16, 2002, on our consideration of Gates Mills I Limited Partnership's internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

                                                   /s/Reznick Fedder & Silverman

Bethesda, Maryland
January 16, 2002

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

                                  EXHIBIT 99.1

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENT OF FINANCIAL POSITION


                                December 31, 2001
                                   (in thousands)

                                     ASSETS
Cash and cash equivalents                                           $   322
Accounts receivable, net (Note 2)                                       110
Tenants' security deposits held in trust funds                           33
Prepaid taxes and insurance                                              62
Deposits                                                                134
Mortgage escrow deposits (Note 5)                                     1,916
Rental property, net (Notes 4, 5, and 9)                             14,341
                                                                   $ 16,918


                        LIABILITIES AND PARTNERS' DEFICIT
Accounts payable and accrued expenses:
  Trade payables                                                    $   269
  Accrued real estate taxes                                             114
  Due to management agent - NHPMC (Note 10)                               7
  Due to partners (Note 7)                                              599
  Accrued interest on partner loans (Note 7)                            113
                                                                      1,102

Tenants' security deposits payable                                      131
Notes payable (Note 6)                                                5,983
Accrued interest on notes payable (Note 6)                           10,238
Mortgage notes payable (Note 5)                                       6,816
Partners' deficit                                                    (7,352)
                                                                   $ 16,918


                     See Notes to Combined Financial Statements

                                  EXHIBIT 99.1

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS
                                   (in thousands)


                                                              Years Ended December 31,
                                                                  2001         2000
REVENUE:
  Rental income (Note 3)                                        $ 4,507      $ 7,690
  Interest income                                                    90          152
  Other income                                                      262          245
  Gain on sale of rental property (Note 13)                         268        1,600
                                                                  5,127        9,687
EXPENSES:
  Administrative expenses (Note 10)                               1,346        1,848
  Operating and maintenance expenses                                937        1,444
  Utilities and maintenance expenses                                928        1,626
  Depreciation (Note 1)                                             835        1,302
  Taxes and insurance                                               692          946
  Financial expenses - primarily interest (Note 5)                   96           88
  Interest on notes payable (Notes 6 and 7)                         757        1,302
  Annual partnership administrative fees to General
    Partner (Note 7)                                                 64           75
  Impairment loss on rental property (Note 9)                       128           --
                                                                  5,783        8,631

  (Loss) income before extraordinary item                          (656)       1,056
  Extraordinary gain on forgiveness of debt (Note 13)             2,836        4,090

  NET INCOME                                                    $ 2,180      $ 5,146

                     See Notes to Combined Financial Statements

                                  EXHIBIT 99.1

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT
                                   (in thousands)




                                    National         The
                                    Housing       National
                                  Partnership      Housing     Jeffrey I.
                                 Realty Fund I   Partnership    Friedman      Total

Deficit at January 1, 2000         $(16,629)    $  (255)      $   (51)     $(16,935)

Net income (loss)                     5,098          51            (3)        5,146

Distributions                           (34)         --            --           (34)

Deficit at December 31, 2000        (11,565)       (204)          (54)      (11,823)

Net income (loss)                     2,161          22            (3)        2,180

Transfer of interest (Note 6)         2,688          32            --         2,720

Distributions                          (425)         (4)           --          (429)

Deficit at December 31, 2001        $ (7,141)    $ (154)      $   (57)     $ (7,352)

Percentage interest at
  December 31, 2001 and 2000        (A)            (B)         (C)

(A)   Holds  a 98%  limited  partnership  interest  in  Gates  Mills  I  Limited
      Partnership and a 99% limited partnership interest in the five and nine remaining Local Limited Partnerships, respectively.

(B)   Holds a 1% general  partnership  interest in the six and ten Local Limited
      Partnerships, respectively.

(C)  Holds  a  1%  limited  partnership   interest  in  Gates  Mills  I  Limited
Partnership.

                     See Notes to Combined Financial Statements

                                  EXHIBIT 99.1

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                                Years Ended December 31,
                                                                  2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Receipts:
   Rental receipts                                            $ 4,583          $ 7,601
   Interest receipts                                              129              138
   Other operating receipts                                       270              246
   Entity receipts:
     Miscellaneous receipts                                         2                3
   Total receipts                                               4,984            7,988
  Disbursements:
   Administrative                                                (680)            (433)
   Management fees                                               (398)            (742)
   Utilities paid                                                (954)          (1,640)
   Salaries and wages                                            (777)          (1,230)
   Operating and maintenance                                     (528)            (870)
   Real estate taxes                                             (387)            (537)
   Property insurance                                            (115)            (159)
   Miscellaneous taxes and insurance                             (191)            (277)
   Tenant security deposits                                        (1)             (70)
   Other operating disbursements                                  (30)             (58)
   Interest on mortgage                                            --              (29)
   Mortgage insurance premium                                     (35)             (76)
   Miscellaneous financial                                         (3)              (7)
   Entity disbursements:
     Interest on notes payable                                   (198)              --
     Miscellaneous disbursements                                 (197)             (17)
   Total disbursements                                         (4,494)          (6,145)
Net cash provided by operating activities                         490            1,843
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposals of rental properties                  2,686           10,717
  Net change in mortgage escrow deposits                        1,351             (300)
  Net purchase of fixed assets                                   (561)          (1,432)
  Other investing                                                 (10)              (2)
Net cash provided by investing activities                       3,466            8,983

                     See Notes to Combined Financial Statements

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                   COMBINED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (in thousands)


                                                                Years Ended December 31,
                                                                  2001            2000
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of mortgage notes payable                         (1,293)          (3,413)
  Payment in satisfaction of notes payable and accrued
    interest                                                   (1,700)          (7,014)
  Mortgage principal payments                                    (454)            (701)
  Distributions to partners                                      (429)             (34)
  Proceeds from loans or notes payable                             39              152
  Principal payments on loan or notes payable                    (351)              --
  Other financing                                                  25               --
Net cash used in financing activities                          (4,163)         (11,010)
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (207)            (184)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      529              713
CASH AND CASH EQUIVALENTS, END OF YEAR                       $    322         $    529

                     See Notes to Combined Financial Statements

                                  EXHIBIT 99.1

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                   (Continued)


                                                                Years Ended December 31,
                                                                  2001            2000
reconciliation of net INCOME to net cash provided
  BY OPERATING ACTIVITIES:

  Net income                                                   $ 2,180          $ 5,146
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    835            1,302
   Gain on sale of rental properties                              (268)          (1,600)
   Extraordinary gain on forgiveness of debt                    (2,836)          (4,090)
   Impairment loss on rental property                              128               --
   Changes in operating assets and liabilities:
     Tenants accounts receivable                                     1               30
     Accounts receivable - other                                   292             (153)
     Accrued receivables                                            12              (10)
     Prepaid expenses                                                9               (3)
     Cash restricted for tenant security deposits                   88               (5)
     Accounts payable trade                                       (325)             (17)
     Accrued liabilities                                           (53)               5
     Accrued interest - notes payable                              614            1,254
     Tenant security deposits held in trust                        (17)             (64)
     Prepaid revenue                                                (1)             (28)
     Transfer of operating cash to new owner                       (83)              --
     Entity liability accounts                                     (86)              76

  Total adjustments                                             (1,690)          (3,303)

NET CASH PROVIDED BY OPERATING ACTIVITIES                      $   490          $ 1,843

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
  Net write-off of assets and liabilities to reflect
  foreclosure and treated as a transfer of partnership
  interest                                                     $ 2,720          $    --


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

During 1984, the Partnership acquired a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships, each of which was organized during 1984 to acquire and operate an existing rental housing project originally organized under Section 236 of the National Housing Act. As a limited partner in these Local Limited Partnerships, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. The Partnership continues to own a 99% interest in five Local Limited Partnerships and a 98% interest in one Local Limited Partnership at December 31, 2001.

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

Basis of Combination

The combined financial statements include the accounts of the following ten Local Limited Partnerships in which the Partnership held a limited partnership interest during 2001 and 2000.

      Fairmeadows Limited Partnership (rental property sold December 27, 2000 and partnership liquidated in 2001) Forest Green Limited Partnership Gates Mills I Limited Partnership Griffith Limited Partnership (partnership interest lost June 19, 2001 through foreclosure)
      Hurbell IV Limited Partnership
      Northgate Village Limited Partnership
      San Jose Limited Partnership
      Southridge Apartments Limited Partnership (rental property sold December 27, 2000 and partnership liquidated in 2001) Southward Limited Partnership (rental property sold June 29, 2001 and partnership liquidated in 2001) Village Green Limited Partnership

Significant Accounting Policies

The financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Fixed assets are recorded on the basis of cost. Depreciation of the buildings and improvements and equipment is computed generally by the straight-line method over the estimated lives of the related assets. Cash distributions are limited by the Regulatory Agreement between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus in excess of current requirements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

For purposes of the statements of cash flows, the Local Limited Partnerships consider all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents.

2.    ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                December 31, 2001
                                                 (in thousands)
Net tenant accounts receivable                        $ 20
Housing assistance receivable (see Note 3)               57
Accounts receivable - interest                            5
Interest reduction payment receivable                     6
Accounts and notes receivable - operations               22

Net accounts receivable                               $ 110

3.    HOUSING ASSISTANCE AGREEMENTS

The Federal Housing Administration (FHA) has contracted with the six Local Limited Partnerships under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements vary by entity and are generally renewable on an annual basis. The agreements expire at various dates over the next two years. Each Local Limited Partnership had an agreement in effect during 2001. The Local Limited Partnerships received a total of approximately $2,312,000 and $3,300,000 in the form of housing assistance payments during 2001 and 2000, respectively, which is included in "Rental Income" on the combined statements of operations.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This legislation affects 693 units, or 80% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market rents. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total       Percentage of
                         Units        Subsidized Units          Total Units

2002                      595                86%                    69%
2003                       98                14%                    11%
Total                     693               100%                    80%

Of the units (693 in total) receiving rent subsidies from Section 8, 595 of the units have their contracts expiring during the year ending December 31, 2002. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the
Section 8 program,  even with full debt restructuring;  or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

4.    RENTAL PROPERTY

Rental property consists of the following:

                                             December 31, 2001
                                               (in thousands)

Land                                              $ 1,792
Buildings and improvements                          20,849
Equipment and furniture                              1,675
                                                   24,316

Less accumulated depreciation                       (9,975)

Net rental property                               $ 14,341

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

Approximate maturities of mortgage notes payable for the next five years are as follows (in thousands):

          2002                 $ 432
          2003                   465
          2004                   500
          2005                   538
          2006                   579
       Thereafter              4,302
                              $6,816

6.    NOTES PAYABLE

Notes payable were executed by the Local Partnerships with the former owners as part of the acquisition of the properties by the Local Partnerships. During the year ended December 31, 2000, the note payable related to Northgate Village Limited Partnership was acquired by AIMCO from the former owner. These notes bear simple interest at rates of 9% or 10% per annum. The notes are nonrecourse notes secured by a security interest in all partnership interests in the respective Local Partnership and are subordinated to the respective mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from the respective Local Limited Partnership's surplus cash, as defined by the respective HUD Regulatory Agreement. The notes may be prepaid in whole or in part at any time without penalty. Neither the respective Local Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of these notes.

These notes mature as follows:


Local Partnership                           Due Date    Note Amount  Accrued Interest
                                                                (in thousands)
Northgate Village Limited Partnership       7/26/99*       $ 969          $ 1,689
San Jose Limited Partnership                8/29/99*         1,699          2,948
Gates Mills I Limited Partnership           10/1/99*         2,667          4,599
Hurbell IV Limited Partnership              11/9/99*           648          1,002

Total Delinquent                                          $ 5,983        $ 10,238

* Notes are in default.

The Limited Partnerships are currently in default on the required annual interest payments and the Partnership interests are subject to potential foreclosure.

During the year ended December 31, 2001, the noteholder foreclosed on the Partnership's interest in Griffith Limited Partnership. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

7.    DUE TO PARTNERS

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner of approximately $64,000 and $75,000 during 2001 and 2000, respectively. Payments of these fees are made to the General Partner without interest from surplus cash available for distribution to partners pursuant to HUD regulations. During 2001 and 2000, the Local Limited
Partnerships paid approximately $162,000 and $35,000, respectively. The accumulated fees owed to NHP are approximately $305,000 at December 31, 2001.

During 2001 and 2000, the General Partner advanced approximately $39,000 and $63,000 to four Local Limited Partnerships, to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). During 2001, three Local Limited Partnerships made principal payments to the General Partner of approximately $351,000 and approximately $180,000 was forgiven. No payments of principal were made during 2000. At December 31, 2001, the balance owed to the General Partner by the Local Limited Partnerships was approximately $133,000, including accrued interest of approximately $21,000. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 4.75% at December 31, 2001.

During 2000, the Partnership advanced approximately $89,000 to Southridge Apartments Limited Partnership for working capital purposes. No advances were made by the Partnership to the Local Limited Partnerships during 2001. Repayments of advances of approximately $20,000 were received from one Local Limited Partnership during 2000. No repayments of advances were received during 2001. Accrued interest of approximately $15,000 was received from one Local Limited Partnership during 2001. At December 2001, the Partnership's working capital advances to Local Limited Partnerships amounted to approximately $84,000. Interest is charged at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 4.75% at December 31, 2001.

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

During 2001, Forest Green Limited Partnership and Village Green Limited Partnership recognized an impairment loss on their respective rental property in the amount of approximately $59,000 and $69,000 respectively. These impairment losses were the result of the net carrying value of the assets exceeding the estimated net realizable value.

Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 2001. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

10.   RELATED-PARTY TRANSACTIONS

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects operated by four of the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned approximately $398,000 and $703,000 from the Local Limited Partnerships for management fees provided to the Local Limited Partnerships during 2001 and 2000, respectively. At December 31, 2001, the amount due NHPMC and unpaid by the Local Limited Partnerships amounted to approximately $7,000. During 2001, the four Local Limited Partnerships operated by an affiliate of the General Partner were charged a fee related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current and certain prior year additions to fixed assets. This fee is payable from surplus cash. This fee of approximately $72,000 has been capitalized as part of fixed assets for the respective Local Limited Partnership and is being depreciated over 15 years.

In addition, during 2001, four Local Limited Partnerships operated by an affiliate of the General Partner began insuring their respective properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The four Local Limited Partnerships insure their respective properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the four Local Limited Partnerships paid AIMCO and its affiliates approximately $54,000 for insurance coverage and fees associated with policy claims administration.

Personnel working at the project sites, which are managed by NHPMC are employees of NHPMC. The projects reimburse NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2001 and 2000 were approximately $594,000 and $1,005,000, respectively.

An affiliate of the Local Partner of Gates Mills I Limited Partnership provides management services for the property owned by the Local Limited Partnership. During 2001 and 2000, the affiliate received approximately $65,000 and $69,000, respectively, for these services. Additionally, in 2001 and 2000, approximately $15,000 and $16,000, respectively, was paid to this affiliate for accounting services and approximately $10,000 and $12,000, respectively, was paid to another affiliate for painting services.

11.   GOING CONCERN

Certain of the Local Limited Partnership's notes payable are past due at December 31, 2001, and therefore, the notes are in default (see Note 6). Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of these notes, or to repay or to refinance the notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

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

13.   Disposals of Rental Properties

During 2001, Southward Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Parker Square Apartments. The closing occurred on June 29, 2001, with a sale price of $3,300,000. Net proceeds after payment of closing costs of approximately $2,686,000 were used to repay the mortgage encumbering the property, with the holders of the Parker Square note payable receiving the remaining net proceeds in full satisfaction of amounts due on their note, which was secured by the Partnership's interest in the Local Limited Partnership. Any unpaid balances were forgiven. The Local Limited Partnership recognized a gain on sale of approximately $268,000 and an extraordinary gain on debt forgiveness of approximately $2,656,000 at December 31, 2001.

During 2000, Fairmeadows Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Fairmeadows Apartments. The closing occurred on December 27, 2000 with a sale price of approximately $5,050,000. The net proceeds of approximately $4,780,000 were used to repay the mortgage encumbering the property, with the holders ("AIMCO") of the Fairmeadows note payable receiving the remaining net proceeds in full satisfaction of amounts due on their note, which was secured by the Partnership's interest in the Local Limited Partnership. Any unpaid balances were forgiven. The Local Limited Partnership recorded a gain on sale of approximately $684,000 and an extraordinary gain on debt forgiveness of approximately $2,186,000 in 2000.

During 2000, Southridge Apartments Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Southridge Apartments. The closing occurred on December 27, 2000 with a sale price of approximately $6,000,000. The net proceeds of approximately $5,673,000 were used to repay the mortgage encumbering the property, with the holders ("AIMCO") of the Southridge note payable receiving the remaining net proceeds in full satisfaction of the amount due on the note, which was secured by the Partnership's interest in the Local Limited Partnership. The Local Limited
Partnership recognized a gain on sale of approximately $916,000 and an extraordinary gain on debt forgiveness of approximately $1,904,000 in 2000. The Local Limited Partnership recognized an additional gain on debt forgiveness of approximately $180,000 during the year ended December 31, 2001, due to the forgiveness of the remaining amounts owed on loans payable to the general partner of the Local Limited Partnership which were not able to be unpaid upon dissolution of the Local Limited Partnership in 2001.