Form 10QSB
period 2002-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2002-05-07
CIK 731131

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

                   For the quarterly period ended March 31, 2002


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


ITEM 1.     FINANCIAL STATEMENTS

a)

                     NATIONAL HOUSING  PARTNERSHIP  REALTY  FUND I
                         Statement of Financial Position
                        (in thousands, except unit data)
                                   (Unaudited)

                                 March 31, 2002


ASSETS
   Cash and cash equivalents                                    $   63
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                      1,820
                                                                $1,883

LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Liabilities
   Administrative and reporting fee payable to
      General Partner (Note 3)                                  $1,047
   Other accrued expenses                                           13
                                                                 1,060

Partners' (deficit) equity
   General Partner -- The National Housing
      Partnership (NHP)                                            (87)
   Original Limited Partner -- 1133 Fifteenth
      Street Associates                                            (92)
   Other Limited Partners -- 11,489 investment
      units                                                      1,002
                                                                   823
                                                                $1,883

                   See Accompanying Notes to Financial Statements

b)


                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Operations
                          (in thousands, except unit data)
                                   (Unaudited)





                                                         Three Months Ended
                                                              March 31,
                                                          2002        2001
REVENUES:
  Interest received on advances to Local Limited
    Partnership                                         $     3     $   --
COSTS AND EXPENSES:
  Share of losses from Local Limited
   Partnerships (Note 2)                                      34         32
  Administrative and reporting fees
   to General Partner (Note 3)                                22         22
  Interest expense on General Partner loans (Note 3)           1          3
  Other operating expenses                                    14         18
      Total expenses                                          71         75

Net loss                                                 $   (68)    $  (75)

Allocation of net loss:
  General Partner - NHP                                  $    (1)    $   (1)
  Original Limited Partner - 1133 Fifteenth Street
   Associates                                                 (1)        (1)
  Other Limited Partners                                     (66)       (73)
                                                         $   (68)    $  (75)

Net loss per Other Limited Partnership interest          $ (5.74)    $(6.34)


                   See Accompanying Notes to Financial Statements

c)

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                     Statement of Partners' (Deficit) Equity
                          (in thousands, except unit data)
                                   (Unaudited)



                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership     Street        Limited
                                     (NHP)      Associates     Partners        Total

(Deficit) equity at
   December 31, 2001                 $  (86)      $  (91)        $1,068      $  891

Net loss for the three months
   ended March 31, 2002                  (1)          (1)           (66)        (68)

(Deficit) equity at
   March 31, 2002                   $   (87)      $  (92)        $1,002      $  823

Percentage interest at
   March 31, 2002                        1%           1%            98%        100%
                                         (A)          (B)            (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 11,489 investment units


                   See Accompanying Notes to Financial Statements

d)

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Cash Flows
                                   (in thousands)
                                   (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                                    2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Administrative and reporting fees paid to General Partner        $(150)     $   --
  Interest paid on General Partner loans                             (23)         --
  Interest received on advances to Local Limited
   Partnerships                                                        3          --
  Operating expenses paid                                            (41)        (18)
  Net cash used in operating activities                             (211)        (18)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of advances to Local Limited Partnerships                  6          --
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from General Partner                                       --          30
  Repayment of advances from General Partner                        (158)         --

  Net cash (used in) provided by financing activities               (158)         30

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (363)         12

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       426           9

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  63       $  21

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES:
     Net loss                                                      $ (68)      $ (75)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
     Share of losses from Local Limited Partnerships                  34          32
     (Decrease) increase in administrative and
      reporting fees payable                                        (128)         22
     (Decrease) increase in accrued interest on
      partner loans                                                  (22)          3
     Decrease in other accrued expenses                              (27)         --
        Total adjustments                                           (143)         57

Net cash used in operating activities                              $(211)      $ (18)


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

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2001.

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in five other Local Limited
Partnerships: Forest Green Limited Partnership, Northgate Village Limited Partnership, San Jose Limited Partnership, Hurbell IV Limited Partnership and Village Green Limited Partnership. The Partnership owned a 99% interest in four other Local Limited Partnerships, two of which were sold during 2000, one of which was sold during 2001, and one of which was foreclosed upon during 2001.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of March 31, 2002, investments in four of the Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $150,000 of its allocated share of losses from four Local Limited Partnerships for the three months ended March 31, 2002, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $197,000 of its allocated share of losses from six Local Limited Partnerships and approximately $7,000 of its allocated share of profits from one Local Limited Partnership for the three months ended March 31, 2001, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. As of March 31, 2002, the Partnership has not recognized approximately $8,780,000 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

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

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by four of the remaining Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these four Local Limited Partnerships, has been reduced to zero at March 31, 2002. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Limited Partnerships. These advances are payable to the Partnership. Interest is calculated at the prime rate plus 2% (6.75% at March 31, 2002). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the three months ended March 31, 2002 and 2001, the Partnership made no advances for working capital purposes. During the three months ended March 31, 2002, the Partnership received approximately $6,000 as a repayment of an advance plus accrued interest of approximately $3,000 from one Local Limited Partnership. No such payments were received during the three months ended March 31, 2001. At March 31, 2002, the amount owed to the Partnership for working capital advances to Local Limited Partnerships amounted to approximately $78,000.

The following are combined statements of operations for the three months ended March 31, 2002 and 2001, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                                          COMBINED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                                       March 31,
                                                  2002          2001
                                                    (in thousands)
Rental income                                    $  949        $1,253
Other income                                         58           170
   Total income                                   1,007         1,423
Operating expenses                                  683           983
Interest, taxes, and insurance                      317           438
Depreciation                                        194           227
   Total expense                                  1,194         1,648
Net loss                                         $ (187)       $ (225)
National Housing Partnership
   Realty Fund I share of losses                 $ (184)       $ (223)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During both the three months ended March 31, 2002 and 2001, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $22,000 for services provided to the Partnership. During the three months ended March 31, 2002, the Partnership made payments of approximately $150,000 to the General Partner for accrued administrative and reporting fees. No such payments were made during the three months ended March 31, 2001. As of March 31, 2002, the Partnership owed approximately $1,047,000 to the General Partner for accrued administrative and reporting fees.

During the three months ended March 31, 2001, approximately $30,000 of working capital advances were made by the General Partner to the Partnership. No such amounts were advanced during the three months ended March 31, 2002. Interest is charged at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 4.75% at March 31, 2002. Interest accrued for the three months ended March 31, 2002 and 2001 was approximately $1,000 and $3,000, respectively. During the three months ended March 31, 2002, the Partnership repaid advances of approximately $158,000 and accrued interest of approximately $23,000 to the General Partner.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

(4)   GOING CONCERN

Certain of the Local Limited  Partnership's notes payable are past due (see Note
2). Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of these notes, or to repay or to refinance the notes. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

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

The Partnership had cash and cash equivalents of approximately $63,000 at March 31, 2002 as compared to approximately $21,000 at March 31, 2001. The Partnership had cash and cash equivalents of approximately $426,000 at December 31, 2001. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 2002, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. The Partnership's only other form of liquidity is from General Partner loans. During the three months ended March 31, 2001, approximately $30,000 of working capital advances were made by the General Partner to the Partnership. No such amounts were advanced during the three months ended March 31, 2002. During the three months ended March 31, 2002, the Partnership repaid advances of approximately $158,000 and accrued interest of approximately $23,000 to the General Partner. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

At March 31, 2002, the Partnership owed the General Partner approximately $1,047,000 for administrative and reporting services performed. During the three months ended March 31, 2002, a payment of $150,000 was made by the Partnership to the General Partner for administrative and reporting services. No payments were made by the Partnership to the General Partner for administrative and reporting services during the three months ended March 31, 2001. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather the payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

During the three months ended March 31, 2002 and 2001, the Partnership made no advances for working capital purposes. During the three months ended March 31, 2002, the Partnership received approximately $6,000 as a repayment of an advance plus accrued interest of approximately $3,000 from one Local Limited Partnership. No such payments were received during the three months ended March 31, 2001. At March 31, 2002, the amount owed to the Partnership for working capital advances to Local Limited Partnerships amounted to approximately $78,000.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 2002, investments in four of the Local Limited Partnerships has been decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. No cash distributions were received from the Local Limited Partnerships during the three months ended March 31, 2002 and 2001. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

During 2001, the noteholder foreclosed on the Partnership's interest in Griffith Limited Partnership. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure were allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependant upon each specific partner's individual tax situation.

During 2001, Southward Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Parker Square Apartments. The closing occurred on June 29, 2001. The net proceeds were used to repay the mortgage encumbering the property with the holders of the Parker Square note payable receiving the remaining net proceeds in full satisfaction of amounts due on their note. Any unpaid balances were forgiven.

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

RESULTS OF OPERATIONS

The Partnership retains an interest in six Local Limited Partnerships, which operate six rental housing properties. Due to the use of the equity method of accounting as discussed in "Note 2" to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the profits or losses of the Local Limited Partnerships. Four of the six remaining investments in Local Limited Partnership have been reduced to zero. As a result, the Partnership's operations are no longer being affected by their share of the operations. The Partnership has recorded its share of operations in the remaining two Local Limited Partnerships which amounted to losses of approximately $34,000 for the three months ended March 31, 2002. The Partnership's share of operations for the three months ended March 31, 2001 amounted to losses of approximately $32,000.

The Partnership realized net losses of approximately $68,000 and $75,000 for the three months ended March 31, 2002 and 2001, respectively. Net loss per unit of limited partnership interest was $5.74 and $6.34 for the units outstanding at March 31, 2002 and 2001, respectively. The decrease in net loss is primarily due to reduced operating expenses and interest received during the three months ended March 31, 2002 on advances to Local Limited Partnerships. The Partnership did not recognize approximately $150,000 of its allocated share of losses from four Local Limited Partnerships for the three months ended March 31, 2002, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $197,000 of its allocated share of losses from six Local Limited Partnerships and approximately $7,000 of its allocated share of profits from one Local Limited Partnership for the three months ended March 31, 2001, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            a)    Exhibits

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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



                                    Date: May 7, 2002