Form 10QSB
period 2002-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2002-08-14
CIK 731131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                         Statement of Financial Position
                                (in thousands)
                                   (Unaudited)

                                  June 30, 2002


ASSETS
   Cash and cash equivalents                                    $   59
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                      1,832
                                                                $1,891

LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Liabilities
   Administrative and reporting fee payable to
      General Partner (Note 3)                                  $1,069
   Other accrued expenses                                           22
                                                                 1,091

Partners' (deficit) equity
   General Partner -- The National Housing Partnership (NHP)       (87)
   Original Limited Partner -- 1133 Fifteenth Street
      Associates                                                   (92)
   Other Limited Partners -- 11,429 investment units               979
                                                                   800
                                                                $1,891

                See Accompanying Notes to Financial Statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Operations
                       (in thousands, except unit data)
                                   (Unaudited)


                                               Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                                2002        2001        2002         2001

Revenues:
  Share of profits (losses) from Local
    Limited Partnerships (Note 2)            $    12     $    69     $   (22)    $    37
  Interest received on advances to Local
   Limited Partnerships                           --          15           3          15
         Total revenues                           12          84         (19)         52

Costs and Expenses:
  Administrative and reporting fees to
     General Partner (Note 3)                     22          21          44          43
  Interest expense on General Partner
     Loans                                        --           4           1           7
  Other operating expenses                        13          10          27          28
         Total expenses                           35          35          72          78

Net (loss) income                            $   (23)    $    49     $   (91)    $   (26)

Allocation of net (loss) income:
  General Partner - NHP                      $    --     $     1     $    (1)    $    --
  Original Limited Partner - 1133
   Fifteenth Street Associates                    --           1          (1)         --
  Other Limited Partners                         (23)         47         (89)        (26)
                                             $   (23)    $    49     $   (91)    $   (26)

Net (loss) income per Other Limited
Partnership Interest                         $ (2.00)    $  4.08     $ (7.75)    $ (2.26)

                See Accompanying Notes to Financial Statements


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                   Statement of Partners' (Deficit) Equity
                       (in thousands, except unit data)
                                   (Unaudited)



                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership     Street        Limited
                                     (NHP)      Associates     Partners        Total

(Deficit) equity at
   December 31, 2001                 $  (86)      $  (91)      $ 1,068       $   891

Net loss for the six months
   ended June 30, 2002                   (1)          (1)          (89)          (91)

(Deficit) equity at
   June 30, 2002                    $   (87)      $  (92)      $   979       $   800

Percentage interest at
   June 30, 2002                         1%           1%           98%          100%
                                        (A)           (B)          (C)


(A)   General Partner
(B)   Original Limited Partner
(C) Consists of 11,429 investment units at June 30, 2002 and 11,489 investment units at December 31, 2001. During the six months ended June 30, 2002, 60 units were abandoned (Note 6).

                See Accompanying Notes to Financial Statements


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Cash Flows
                                (in thousands)
                                   (Unaudited)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Administrative and reporting fees paid to General
    Partner                                                     $ (150)     $  --
   Interest paid on General Partner loans                          (23)         --
   Interest received on advances to Local Limited
     Partnerships                                                    3         15
   Operating expenses paid                                         (45)       (62)
   Net cash used in operating activities                          (215)       (47)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayment of advances to Local Limited Partnerships               6         --
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net advances from General Partner                                --         45
   Repayment of advances from General Partner                     (158)        --
   Net cash (used in) provided by financing activities            (158)        45

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (367)        (2)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     426          9

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  59      $   7

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES:
     Net loss                                                    $ (91)     $ (26)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
     Share of losses (profits) from Local Limited
       Partnerships                                                 22        (37)
     (Decrease) increase in administrative and reporting
       fees payable                                               (106)        43
     (Decrease) increase in accrued interest on
       partner loans                                               (22)         7
     Decrease in other accrued expenses                            (18)       (34)
        Total adjustments                                         (124)       (21)
Net cash used in operating activities                            $(215)     $ (47)

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

During the six months ended June 30, 2001, the noteholder foreclosed on the Partnership's interest in Griffith Limited Partnership. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure was allocated to the Partnership's investors without any distributable cash for the year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

During 2001, Southward Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Parker Square Apartments. The closing occurred on June 29, 2001, with a sale price of $3,300,000. Net proceeds after payment of closing costs of approximately $2,686,000 were used to repay the mortgage encumbering the property with the holders of the Parker Square note payable receiving the remaining net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. The Local Limited Partnership recognized a gain on sale of approximately $211,000 and a gain on debt forgiveness of approximately $1,734,000 during the six months ended June 30, 2001.

During 2000, Southridge Apartments Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Southridge
Apartments. The closing occurred on December 27, 2000. The Local Limited Partnership recognized an additional gain on debt forgiveness of approximately $250,000 during the six months ended June 30, 2001 due to the forgiveness of the remaining amounts owed on loans payable to the general partner of the Local Limited Partnership which were not able to be repaid upon dissolution of the Local Limited Partnership in 2001.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying combined statements of operations reflect the gains on forgiveness of debt at Southward Limited Partnership and Southridge Apartments Limited Partnership in 2001 in operations rather than as an extraordinary item.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of June 30, 2002, investments in four of the Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $174,000 of its allocated share of losses from four Local Limited Partnerships for the six months ended June 30, 2002, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $265,000 of its allocated share of losses from five Local Limited Partnerships and approximately $1,995,000 of its allocated share of profits from two Local Limited Partnerships for the six months ended June 30, 2001, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. As of June 30, 2002, the Partnership has not recognized approximately $8,804,000 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

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

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by four of the remaining Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these four Local Limited Partnerships, has been reduced to zero at June 30, 2002. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Limited Partnerships. These advances are payable to the Partnership. Interest is calculated at the prime rate plus 2% (6.75% at June 30, 2002). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the six months ended June 30, 2002 and 2001, the Partnership made no advances for working capital purposes. During the six months ended June 30, 2002, the Partnership received approximately $6,000 as a repayment of an advance plus accrued interest of approximately $3,000 from one Local Limited Partnership. During the six months ended June 30, 2001, accrued interest of approximately $15,000 was received from one Local Limited Partnership. At June 30, 2002, the amount owed to the Partnership for working capital advances to Local Limited Partnerships amounted to approximately $78,000.

The following are combined statements of operations for the three and six months ended June 30, 2002 and 2001, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                            COMBINED STATEMENTS OF OPERATIONS

                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                          2002         2001           2002         2001
                                                        (in thousands)
Rental income                          $    955      $  1,100     $  1,904     $  2,353
Other income                                167            52          225          222
Gain on sale of rental property              --           211           --          211
Gain on forgiveness of debt                  --         1,984           --        1,984
   Total revenues                         1,122         3,347        2,129        4,770

Operating expenses                          621           723        1,304        1,706
Interest, taxes, and insurance              318           400          635          838
Depreciation                                195           215          389          442
   Total expenses                         1,134         1,338        2,328        2,986
Net (loss) income                     $     (12)     $  2,009     $   (199)    $  1,784
National Housing Partnership
   Realty Fund I share of (losses)
    income                            $     (12)     $  1,989     $   (196)    $  1,766

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During the six months ended June 30, 2002 and 2001, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $44,000 and $43,000, respectively, for services provided to the Partnership. During the six months ended June 30, 2002, the Partnership made payments of approximately $150,000 to the General Partner for accrued administrative and reporting fees. No such payments were made during the six months ended June 30, 2001. As of June 30, 2002, the Partnership owed approximately $1,069,000 to the General Partner for accrued administrative and reporting fees.

During the six months ended June 30, 2001, approximately $45,000 of working capital advances were made by the General Partner to the Partnership. No such amounts were advanced during the six months ended June 30, 2002. Interest is charged at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 4.75% at June 30, 2002. Interest accrued for the six months ended June 30, 2002 and 2001 was approximately $1,000 and $7,000, respectively. During the six months ended June 30, 2002, the Partnership repaid the balance in advances of approximately $158,000 and accrued interest of approximately $23,000 to the General Partner.

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

(6) ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the six months ended June 30, 2002, the number of Limited Partnership Units decreased by 60 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonments. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments during the six months ended June 30, 2001.

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

The Partnership had cash and cash equivalents of approximately $59,000 at June 30, 2002 as compared to approximately $7,000 at June 30, 2001. The Partnership had cash and cash equivalents of approximately $426,000 at December 31, 2001. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 2002, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. The Partnership's only other form of liquidity is from General Partner loans. During the six months ended June 30, 2001, approximately $45,000 of working capital advances were made by the General Partner to the Partnership. No such amounts were advanced during the six months ended June 30, 2002. During the six months ended June 30, 2002, the Partnership repaid advances of approximately $158,000 and accrued interest of approximately $23,000 to the General Partner. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

At June 30, 2002, the Partnership owed the General Partner approximately $1,069,000 for administrative and reporting services performed. During the six months ended June 30, 2002, a payment of $150,000 was made by the Partnership to the General Partner for administrative and reporting services. No payments were made by the Partnership to the General Partner for administrative and reporting services during the six months ended June 30, 2001. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather the payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

During the six months ended June 30, 2002 and 2001, the Partnership made no advances to the Local Limited Partnerships for working capital purposes. During the six months ended June 30, 2002, the Partnership received approximately
$6,000 as a repayment of an advance plus accrued interest of approximately $3,000 from one Local Limited Partnership. During the six months ended June 30, 2001, accrued interest of approximately $15,000 was received from one Local Limited Partnership. At June 30, 2002, the amount owed to the Partnership for working capital advances to Local Limited Partnerships amounted to approximately $78,000.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 2002, investments in four of the Local Limited Partnerships has been decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. No cash distributions were received from the Local Limited Partnerships during the six months ended June 30, 2002 and 2001. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

During 2001, the noteholder foreclosed on the Partnership's interest in Griffith Limited Partnership. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure was allocated to the Partnership's investors without any distributable cash for the year. The specific impact of the tax consequences is dependant upon each specific partner's individual tax situation.

During 2001, Southward Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Parker Square Apartments. The closing occurred on June 29, 2001, with a sale price of $3,300,000. Net proceeds after payment of closing costs of approximately $2,686,000 were used to repay the mortgage encumbering the property with the holders of the Parker Square note payable receiving the remaining net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. The Local Limited Partnership recognized a gain on sale of approximately $211,000 and a gain on debt forgiveness of approximately $1,734,000 during the six months ended June 30, 2001.

During 2000, Southridge Apartments Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Southridge
Apartments. The closing occurred on December 27, 2000. The Local Limited Partnership recognized an additional gain on debt forgiveness of approximately $250,000 during the six months ended June 30, 2001 due to the forgiveness of the remaining amounts owed on loans payable to the general partner of the Local Limited Partnership which were not able to be repaid upon dissolution of the Local Limited Partnership in 2001.

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

RESULTS OF OPERATIONS

The Partnership retains an interest in six Local Limited Partnerships, which operate six rental housing properties. Due to the use of the equity method of accounting as discussed in "Note 2" to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the profits or losses of the Local Limited Partnerships. Four of the six remaining investments in Local Limited Partnership have been reduced to zero. As a result, the Partnership's operations are no longer being affected by their share of the operations. The Partnership has recorded its share of operations in the remaining two Local Limited Partnerships which amounted to losses of approximately $22,000 for the six months ended June 30, 2002. The Partnership's share of operations for the six months ended June 30, 2001 amounted to profits of approximately $37,000.

The Partnership realized net losses of approximately $23,000 and $91,000 for the three and six months ended June 30, 2002, respectively, compared to net income of approximately $49,000 and a net loss of approximately $26,000 for the three and six months ended June 30, 2001, respectively. Net (loss) income per unit of limited partnership interest was ($2.00) and ($7.75) for the three and six months ended June 30, 2002, respectively, and approximately $4.08 and ($2.26) for the three and six months ended June 30, 2001, respectively. The increase in net loss for both the three and six months ended June 30, 2002 is primarily due to a decrease in the Partnership's share of profits from the Local Limited Partnerships and a decrease in accrued interest received on advances to the Local Limited Partnerships, partially offset by a decrease in interest expense on General Partner loans. The Partnership did not recognize approximately $174,000 of its allocated share of losses from four Local Limited Partnerships for the six months ended June 30, 2002, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $265,000 of its allocated share of losses from five Local Limited Partnerships and approximately $1,995,000 of its allocated share of profits from two Local Limited Partnerships for the six months ended June 30, 2001, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            a)    Exhibits

                  99 Certification of Chief Executive Officer and Chief Financial Officer

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                                    (Registrant)


                                    By:   The National Housing Partnership,
                                          Its sole General Partner


                                    By:   National Corporation for Housing
                                          Partnerships,   its   sole   General
                                          Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President and
                                          Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Realty Fund I (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.