Form 10QSB
period 2002-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2002-11-13
CIK 731131

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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
                                        (Unaudited)

                                     September 30, 2002


ASSETS
   Cash and cash equivalents                                            $   50
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                              1,803
                                                                        $1,853

LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Liabilities
   Administrative and reporting fees payable to
      General Partner (Note 3)                                          $1,090
   Other accrued expenses                                                   25
                                                                         1,115

Partners' (deficit) equity
   General Partner -- The National Housing Partnership (NHP)               (88)
   Original Limited Partner -- 1133 Fifteenth Street
      Associates                                                           (93)
   Other Limited Partners -- 11,429 investment units                       919
                                                                           738
                                                                        $1,853

                       See Accompanying Notes to Financial Statements

                         NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                                  Statements of Operations
                              (in thousands, except unit data)
                                        (Unaudited)



                                               Three Months Ended       Nine months Ended
                                                 September 30,            September 30,
                                                2002        2001        2002         2001

revenues:
  Share of (losses) profits from Local
    Limited Partnerships (Note 2)            $   (29)    $    53     $   (51)    $    90
  Interest received on advances to Local
   Limited Partnerships                           --          --           3          15
         Total revenues                          (29)         53         (48)        105

Costs and Expenses:
  Administrative and reporting fees to
     General Partner (Note 3)                     21          22          65          65
  Interest expense on General Partner
     Loans                                        --           4           1          11
  Other operating expenses                        12           5          39          33
         Total expenses                           33          31         105         109

Net (loss) income                            $   (62)    $    22     $  (153)    $    (4)

Allocation of net (loss) income:
  General Partner - NHP                      $    (1)    $    --     $    (2)    $    --
  Original Limited Partner - 1133
   Fifteenth Street Associates                    (1)         --          (2)         --
  Other Limited Partners                         (60)         22        (149)         (4)
                                             $   (62)    $    22     $  (153)    $    (4)

Net (loss) income per Other Limited
Partnership Interest                         $ (5.22)    $  1.91     $(12.97)    $  (.35)


                       See Accompanying Notes to Financial Statements


                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                          Statement of Partners' (Deficit) Equity
                              (in thousands, except unit data)
                                        (Unaudited)



                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership     Street        Limited
                                     (NHP)      Associates     Partners        Total

(Deficit) equity at
   December 31, 2001                 $  (86)      $  (91)      $ 1,068       $   891

Net loss for the nine months
   ended September 30, 2002              (2)          (2)         (149)         (153)

(Deficit) equity at
   September 30, 2002               $   (88)      $  (93)      $   919       $   738

Percentage interest at
   September 30, 2002                    1%           1%           98%          100%
                                        (A)           (B)          (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 11,429 investment units at September 30, 2002 and 11,489 investment units at December 31, 2001.  During the nine months ended September 30, 2002, 60 units were abandoned (Note 6).


                       See Accompanying Notes to Financial Statements


                         NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                                  Statements of Cash Flows
                                       (in thousands)
                                        (Unaudited)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Administrative and reporting fees paid to General
    Partner                                                     $ (150)     $  --
   Interest paid on General Partner loans                          (23)         --
   Interest received on advances to Local Limited
     Partnerships                                                    3         15
   Operating expenses paid                                         (54)       (67)
   Net cash used in operating activities                          (224)       (52)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayment of advances to Local Limited Partnerships               6         --
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net advances from General Partner                                --         45
   Repayment of advances from General Partner                     (158)        --
   Net cash (used in) provided by financing activities            (158)        45

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (376)        (7)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     426          9

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  50      $   2

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES:
     Net loss                                                    $(153)     $  (4)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Share of losses (profits) from Local Limited
          Partnerships                                              51        (90)
        (Decrease) increase in administrative and
          reporting fees payable                                   (85)        65
        (Decrease) increase in accrued interest on
          partner loans                                            (22)        11
        Decrease in other accrued expenses                         (15)       (34)
        Total adjustments                                          (71)       (48)
Net cash used in operating activities                            $(224)     $ (52)


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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2002.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2001.

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

During 2001, Southward Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Parker Square Apartments. The closing occurred on June 29, 2001, with a sale price of $3,300,000. Net proceeds after payment of closing costs of approximately $3,201,000 were used to repay the mortgage encumbering the property with the holders of the Parker Square note payable receiving the remaining net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. The Local Limited Partnership recognized a gain on sale of approximately $177,000 and a gain on debt forgiveness of approximately $2,518,000 during the nine months ended September 30, 2001.

During 2000, Southridge Apartments Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Southridge
Apartments. The closing occurred on December 27, 2000. The Local Limited Partnership recognized an additional gain on debt forgiveness of approximately $250,000 during the nine months ended September 30, 2001, due to the forgiveness of the remaining amounts owed on loans payable to the general partner of the Local Limited Partnership which were not able to be repaid upon dissolution of the Local Limited Partnership in 2001.

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

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of September 30, 2002, investments in four of the Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $296,000 of its allocated share of losses from four Local Limited Partnerships for the nine months ended September 30, 2002, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $451,000 of its allocated share of losses from five Local Limited Partnerships and approximately $2,691,000 of its allocated share of profits from two Local Limited Partnerships for the nine months ended September 30, 2001, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. As of September 30, 2002, the Partnership has not recognized approximately $8,926,000 of its allocated share of cumulative losses from the four Local Limited Partnerships in which its investment is zero.

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

Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due July 26, 1999, August 29, 1999, October 1, 1999, and November 9, 1999, respectively. Interest continues to be paid or accrued under the original terms of the respective agreements. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. The noteholders have not exercised their rights under the notes, including the foreclosure of NHP's and the Partnership's interests in the Local Limited Partnerships. There can be no assurance as to when, or if, such holders may seek to exercise such rights. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by four of the remaining Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these four Local Limited Partnerships, has been reduced to zero at September 30, 2002. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Limited Partnerships. These advances are payable to the Partnership. Interest is calculated at the prime rate plus 2% (6.75% at September 30, 2002). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the nine months ended September 30, 2002 and 2001, the Partnership made no advances for working capital purposes. During the nine months ended September 30, 2002, the Partnership received approximately $6,000 as a repayment of an advance plus accrued interest of approximately $3,000 from one Local Limited Partnership. During the nine months ended September 30, 2001, accrued interest of approximately $15,000 was received from one Local Limited Partnership. At September 30, 2002, the amount owed to the Partnership for working capital advances to Local Limited Partnerships amounted to approximately $78,000.

The following are combined statements of operations for the three and nine months ended September 30, 2002 and 2001, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.


                                         Three Months Ended         Nine Months Ended
                                           September 30,              September 30,
                                          2002         2001           2002         2001
                                                        (in thousands)

Rental income                          $    961      $  1,163     $  2,865     $  3,516
Other income                                 48            74          273          296
(Loss) gain on sale of rental
   property                                  --           (34)          --          177
Gain on forgiveness of debt                  --           534           --        2,768
   Total revenues                         1,009         1,737        3,138        6,757

Operating expenses                          628           775        1,932        2,481
Interest, taxes, and insurance              337           435          972        1,273
Depreciation                                197           209          586          651

   Total expenses                         1,162         1,419        3,490        4,405

Net (loss) income                     $    (153)    $     318     $   (352)    $  2,352

National Housing Partnership
   Realty Fund I share of
     (losses) income                  $    (151)    $     315     $   (347)    $  2,330

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During both the nine months ended September 30, 2002 and 2001, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $65,000 for services provided to the Partnership. During the nine months ended September 30, 2002, the Partnership made payments of approximately $150,000 to the General Partner for accrued administrative and reporting fees. No such payments were made during the nine months ended September 30, 2001. As of September 30, 2002, the Partnership owed approximately $1,090,000 to the General Partner for accrued administrative and reporting fees.

During the nine months ended September 30, 2001, approximately $45,000 of working capital advances were made by the General Partner to the Partnership. No such amounts were advanced during the nine months ended September 30, 2002. Interest is charged at the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 4.75% at September 30, 2002. Interest accrued for the nine months ended September 30, 2002 and 2001 was approximately $1,000 and $11,000, respectively. During the nine months ended September 30, 2002, the Partnership repaid the balance in advances of approximately $158,000 and accrued interest of approximately $23,000 to the General Partner.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

(4)   GOING CONCERN

Certain of the Local Limited  Partnerships' notes payable are past due (see Note
2). Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of these notes, or to repay or to refinance the notes. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

(5) LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

(6) ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the nine months ended September 30, 2002, the number of Limited Partnership Units decreased by 60 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonments. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments during the nine months ended September 30, 2001.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

The Properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

The Partnership had cash and cash equivalents of approximately $50,000 at September 30, 2002 as compared to approximately $2,000 at September 30, 2001. The Partnership had cash and cash equivalents of approximately $426,000 at December 31, 2001. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 2002, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. The Partnership's only other form of liquidity is from General Partner loans. During the nine months ended September 30, 2001, approximately $45,000 of working capital advances were made by the General Partner to the Partnership. No such amounts were advanced during the nine months ended September 30, 2002. During the nine months ended September 30, 2002, the Partnership repaid advances of approximately $158,000 and accrued interest of approximately $23,000 to the General Partner. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

At September 30, 2002, the Partnership owed the General Partner approximately $1,090,000 for administrative and reporting services performed. During the nine months ended September 30, 2002, a payment of approximately $150,000 was made by the Partnership to the General Partner for administrative and reporting services. No payments were made by the Partnership to the General Partner for administrative and reporting services during the nine months ended September 30, 2001. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather the payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

During the nine months ended September 30, 2002 and 2001, the Partnership made no advances to the Local Limited Partnerships for working capital purposes. During the nine months ended September 30, 2002, the Partnership received approximately $6,000 as a repayment of an advance plus accrued interest of approximately $3,000 from one Local Limited Partnership. During the nine months ended September 30, 2001, accrued interest of approximately $15,000 was received from one Local Limited Partnership. At September 30, 2002, the amount owed to the Partnership for working capital advances to Local Limited Partnerships amounted to approximately $78,000.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 2002, investments in four of the Local Limited Partnerships has been decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. No cash distributions were received from the Local Limited Partnerships during the nine months ended September 30, 2002 and 2001. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

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

During 2001, Southward Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Parker Square Apartments. The closing occurred on June 29, 2001, with a sale price of $3,300,000. Net proceeds after payment of closing costs of approximately $3,201,000 were used to repay the mortgage encumbering the property with the holders of the Parker Square note payable receiving the remaining net proceeds in full satisfaction of amounts due on their notes. Any unpaid balances were forgiven. The Local Limited Partnership recognized a gain on sale of approximately $177,000 and a gain on debt forgiveness of approximately $2,518,000 during the nine months ended September 30, 2001.

During 2000, Southridge Apartments Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Southridge
Apartments. The closing occurred on December 27, 2000. The Local Limited Partnership recognized an additional gain on debt forgiveness of approximately $250,000 during the nine months ended September 30, 2001, due to the forgiveness of the remaining amounts owed on loans payable to the general partner of the Local Limited Partnership which were not able to be repaid upon dissolution of the Local Limited Partnership in 2001.

Northgate Village, San Jose, Gates Mills I and Hurbell IV Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due July 26, 1999, August 29, 1999, October 1, 1999, and November 9, 1999, respectively. Interest continues to be paid or accrued under the original terms of the respective agreements. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. The noteholders have not exercised their rights under the notes, including the foreclosure of NHP's and the Partnership's interests in the Local Limited Partnerships. There can be no assurance as to when, or if, such holders may seek to exercise such rights. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

The Partnership retains an interest in six Local Limited Partnerships, which operate six rental housing properties. Due to the use of the equity method of accounting as discussed in "Note 2" to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the profits or losses of the Local Limited Partnerships. Four of the six remaining investments in Local Limited Partnership have been reduced to zero. As a result, the Partnership's operations are no longer being affected by their share of the operations. The Partnership has recorded its share of operations in the remaining two Local Limited Partnerships which amounted to losses of approximately $51,000 for the nine months ended September 30, 2002. The Partnership's share of operations for the nine months ended September 30, 2001 amounted to profits of approximately $90,000.

The Partnership realized net losses of approximately $62,000 and $153,000 for the three and nine months ended September 30, 2002, respectively, compared to net income of approximately $22,000 and a net loss of approximately $4,000 for the three and nine months ended September 30, 2001, respectively. Net (loss) income per unit of limited partnership interest was ($5.22) and ($12.97) for the three and nine months ended September 30, 2002, respectively, and approximately $1.91 and ($0.35) for the three and nine months ended September 30, 2001, respectively. The increase in net loss for both the three and nine months ended September 30, 2002 is primarily due to a decrease in the Partnership's share of profits from the Local Limited Partnerships and an increase in operating expenses, partially offset by a decrease in interest expense on General Partner loans. The increase in net loss for the nine months ended September 30, 2002 is also due to a decrease in interest received on advances to the Local Limited Partnerships. The Partnership did not recognize approximately $296,000 of its allocated share of losses from four Local Limited Partnerships for the nine months ended September 30, 2002, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $451,000 of its allocated share of losses from five Local Limited Partnerships and approximately $2,691,000 of its allocated share of profits from two Local Limited Partnerships for the nine months ended September 30, 2001, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero.

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarter report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            a)    Exhibits

                  99 Certification of Chief Executive Officer and Chief Financial Officer

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

                                             18
                                         SIGNATURES



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


                                    By:   The National Housing Partnership,
                                          Its sole General Partner


                                    By:   National Corporation for Housing
                                          Partnerships, its sole General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President and
                                          Chief Accounting Officer


                                    Date:

                                       CERTIFICATION


I, Patrick J. Foye, certify that:


     1. I have reviewed this quarterly report on Form 10-QSB of National Housing Partnership Realty Fund I;


     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


     c)  Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:              , 2002

                            _______________________
                            Patrick J. Foye
                            Executive Vice President of National Corporation for Housing Partnerships, equivalent of the chief executive officer of the Partnership

                                       CERTIFICATION


I, Paul J. McAuliffe, certify that:


     1. I have reviewed this quarterly report on Form 10-QSB of National Housing Partnership Realty Fund I;


     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  _________ __, 2002

                        _______________________
                        Paul J. McAuliffe
                        Executive Vice President and Chief Financial Officer of National Corporation for Housing Partnerships, equivalent of the chief financial officer of the Partnership

Exhibit 99


                                Certification of CEO and CFO
                            Pursuant to 18 U.S.C. Section 1350,
                                   As Adopted Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Realty Fund I (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.