Form 10QSB/A
period 2002-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2003-01-09
CIK 731131

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


The issuer recently discovered that it had inadvertently omitted conformed signatures on certain certifications included in its 10-QSB/A filing made November 14, 2002. Original signatures were complete and on file with the issuer at the time the 10-QSB/A filing was made in November; however, due to a clerical error, conformed signatures were not included in the electronic filing. This amendment is being filed solely to correct this inadvertent clerical error.

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


                                    Date: January 9, 2003

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


Date: November 13, 2002

                               /s/Patrick J. Foye
                               Patrick J. Foye
                               President of National Corporation for Housing Partnerships, equivalent of the chief executive officer of the Partnership

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


Date: November 13, 2002

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of National  Corporation for Housing
                                    Partnerships,   equivalent   of  the   chief
                                    financial officer of the Partnership

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