Form 10KSB
period 2002-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2003-03-31
CIK 731131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X] ANNUAL   REPORT  UNDER   SECTION  13  OR  15(d)  OF  THE SECURITIES EXCHANGE
  ACT OF 1934

                  For the fiscal year ended December 31, 2002

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                      For the transition period _________to _________

                         Commission file number 0-13465

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I
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

                      11,429 Limited Partnership Interests
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year.   $50,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

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

On June 3, 1997, Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

The Partnership's business is to hold limited partnership interests in five limited partnerships ("Local Limited Partnerships"), each of which owns and operates a multi-family rental housing property ("Properties") which receives one or more forms of assistance from the Federal Government at December 31, 2002. The Partnership held an interest in one limited partnership which sold its property during the year ended December 31, 2002 and held an interest in three other limited partnerships which sold their properties prior to 2002, and the Partnership held an interest in one limited partnership whose interest was foreclosed upon prior to 2002. Subsequent to the year ended December 31, 2002, two local limited Partnerships in which the Partnership held an interest sold their properties.

The Partnership acquired interests in the Local Limited Partnerships from sellers who originally developed the Properties. In each instance, NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for information relating to the Registrant's rights and obligations to make additional contributions or loans to Local Limited Partnerships.

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

The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:

                 SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
           IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND I HAS AN INVESTMENT


                                                          Units
                                           Financed,    Authorized        Occupancy
                                            Insured     for Rental        Percentage
                                              and       Assistance     for the Year Ended
 Property Name, Location       Number of  Subsidized      Under           December 31,
   and Partnership Name        Units         Under      Section 8      2002       2001
                                                           (B)

Forest Green                    100           (A)           85         89%         92%
  Gainesville, Florida (F)
   (Forest Green Limited
     Partnership)
Howard F. Robbins Tower         191           (A)          167         100%       100%
 Mayfield Heights, Ohio
 (Gates Mills I Limited
  Partnership)
Lakeview Apartments             (C)           (C)          (C)         (C)         (C)
  Fresno, California
  (Griffith Limited
    Partnership)
Northgate Village               (E)           (E)          (E)         (E)         (E)
  Columbus, Georgia
   (Northgate Village
     Limited Partnership)
Parker Square                   (D)           (D)          (D)         (D)         (D)
 Houston, Texas
 (Southward Limited
    Partnership)
San Jose                        220           (A)          215         100%       100%
 San Antonio, Texas
 (San Jose Limited
    Partnership)
Talladega Downs                 100           (A)          100         100%       100%
 Talladega, Alabama
 (Hurbell IV Limited
    Partnership)
Village Green                   100           (A)           77         92%         91%
 Gainesville, Florida (F)
 (Village Green Limited
  Partnership

   (A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

   (B) Section 8 of Title II of the Housing and Community Development Act of 1974.

   (C) Property was lost through foreclosure of Partnership interest during the year ended December 31, 2001.

   (D)      Property was sold during the year ended December 31, 2001.

   (E)      Property was sold during the year ended December 31, 2002.

   (F)      Property was sold subsequent to December 31, 2002.

Ownership Percentages

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2002.


                          NHP Realty Fund I Original Cost
                             Percentage     of Ownership  Mortgage     Notes Payable and
       Partnership            Interest        Interest     Notes      Accrued Interest (1)

Forest Green L.P. (2)            99%            $  420     $   720            $ --
Gates Mills I L.P.               98%             1,561       1,762            7,533
San Jose L.P.                    99%             1,156       1,467            4,818
Hurbell IV L.P.                  99%               372         840            1,708
Village Green L.P. (2)           99%               430         522               --

(1) See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details.

(2) The local limited partnership sold its investment property subsequent to the year ended December 31, 2002.

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

Regulation of Affordable Housing

The Federal Housing Administration (FHA) has contracted with the five subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are one or five years with one year renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This legislation affects 644 units, or 91% of the units in which the Partnership had invested at December 31, 2002. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total       Percentage of
                         Units        Subsidized Units          Total Units

2003                     477                 74%                   67%
2004                     167                 26%                   24%
Total                    644                100%                   91%

Of the units (644 in total) receiving rent subsidies from Section 8, 477 of the units have their contracts expiring during the year ending December 31, 2003. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the
Section 8 program,  even with full debt restructuring;  or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

The General Partner believes that the properties owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Item 2.     Properties

See "Item 1. Description of Business" for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2002.

                                     PART II

Item  5.  Market  for  the  Registrant's   Partnership   Interests  and  Related
Partnership Matters

      (a) Interests in the Partnership were sold through a public offering. There is no established market for resale of Partnership interests nor is a market expected to develop in the near future. Accordingly, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.

      (b) As of December 31, 2002, there were 952 registered holders of 11,429 limited partnership interests (in addition to 1133 Fifteenth Street Associates - See "Item 7. Financial Statements - Note 1"). In 2002 and 2001, the number of Limited Partnership Units decreased by 60 and 20 units, respectively, due to Limited Partners abandoning his or her units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

      (c) No cash dividends or distributions have been declared from the inception of the Partnership to December 31, 2002.

Item 6.     Management's Discussion and Analysis or Plan of Operation

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

As discussed in Note 6 to the combined financial  statements  attached hereto as
Exhibit 99.1, San Jose, Gates Mills I and Hurbell IV Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes are nonrecourse notes secured by both the Partnership's and NHP's interests in the Local Limited Partnerships and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Local Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due August 29, 1999, October 1, 1999, and November 9, 1999, respectively. Interest continues to be paid or accrued under the original terms of the respective agreements. Each note is in default and the noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

During the year ended December 31, 2002, Northgate Village Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Northgate Village Apartments. The closing occurred on December 16, 2002, with a sale price of $3,500,000. Net proceeds of approximately $3,389,000 were used to repay the mortgage encumbering the property and the holder ("AIMCO") of the Northgate Village note received payment of approximately $2,131,000. It is expected that additional payments will be made in 2003 on the note, which was secured by the Partnership's interest in the Local Limited Partnership, and that AIMCO will forgive the remaining unpaid balance. The Local Limited Partnership recognized a gain on the sale of approximately $1,215,000, which is included in gain from sale of discontinued operations, and a gain on debt forgiveness of approximately $100,000, which is included in gain from discontinued operations.

During the year ended December 31, 2001, the noteholder foreclosed on the Partnership's interest in Griffith Limited Partnership. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

During the year ended December 31, 2001, Southward Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Parker Square Apartments. The closing occurred on June 29, 2001, with a sale price of $3,300,000. Net proceeds after payment of closing costs of approximately
$2,686,000 were used to repay the mortgage encumbering the property, with the holders of the Parker Square note payable receiving the remaining net proceeds in full satisfaction of amounts due on their note, which was secured by the Partnership's interest in the Local Limited Partnership. Any unpaid balances were forgiven. The Local Limited Partnership recognized a gain on sale of approximately $268,000, which is included in gain from sale of discontinued operations, and a gain on debt forgiveness of approximately $2,656,000 in 2001, which is included in gain from discontinued operations.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership. However, the accompanying combined statements of operations have been restated as of January 1, 2001, to reflect the gain on sale and operations of Northgate Village Limited Partnership and Southward Limited Partnership as gain from sale of discontinued operations and gain from discontinued operations, respectively, due to their sales in December 2002 and June 2001, respectively.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership. However, the accompanying combined statements of operations have been restated to reflect the gains on forgiveness of debt of Northgate Village Limited Partnership, Southward Limited Partnership, and Southridge Apartments Limited Partnership as a gain from discontinued operations, due to their sales in 2002, 2001, and 2000, respectively.

During the years ended December 31, 2002 and 2001, no advances were made by the Partnership to the Local Limited Partnerships. Repayment of an advance of approximately $6,000 and accrued interest of approximately $3,000 was received from one Local Limited Partnership during the year ended December 31, 2002. Accrued interest of approximately $15,000 was received from one Local Limited Partnership during the year ended December 31, 2001. At December 31, 2002, the Partnership's working capital advances to Local Limited Partnerships amounted to approximately $78,000. Interest is charged at the Chase Manhattan Bank rate of prime plus 2% or 6.25% at December 31, 2002.

During the years ended December 31, 2002 and 2001, the General Partner advanced approximately $1,000 and $39,000, respectively, to one and four Local Limited Partnerships, to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). During the year ended December 31, 2002, two Local Limited Partnerships made principal payments to the General Partner of approximately $43,000. During the year ended December 31, 2001, three Local Limited Partnerships made principal payments to the General Partner of approximately $351,000 and approximately $180,000 was forgiven as noted above. At December 31, 2002, the balance owed to the General Partner by the Local Limited Partnerships was approximately $89,000, including accrued interest of approximately $19,000. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2% or 6.25% at December 31, 2002.

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner of approximately $45,000 and $64,000 during the years ended December 31, 2002 and 2001, respectively. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. During the years ended December 31, 2002 and 2001, the Local Limited Partnerships paid approximately $128,000 and $162,000, respectively. The accumulated fees owed to NHP are approximately $222,000 at December 31, 2002.

Net cash used in operations for the year ended December 31, 2002 was approximately $262,000 compared to net cash used in operations of approximately $53,000 for the year ended December 31, 2001. The increase in cash used in operations was a result of a payment of accrued administrative and reporting fees to the General Partner, interest payments on outstanding General Partner loans and an increase in operating expenses paid.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, investment carrying values for three of the Local Limited Partnerships have decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships for these partnerships. There were no such distributions received during the years ended December 31, 2002 and 2001, respectively. The receipt of these distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships. During the year ended December 31, 2001, the Partnership received a distribution of approximately $425,000 from one Local Limited Partnership in which it had an equity investment. There were no such distributions received during the year ended December 31, 2002.

The Partnership had cash and cash equivalents of approximately $12,000 at December 31, 2002 as compared to cash and cash equivalents of approximately $426,000 at December 31, 2001. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 2002, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. Total distributions received from Local Limited Partnerships were approximately $425,000 during the year ended December 31, 2001. There were no such distributions received from the Local Limited
Partnerships during the year ended December 31, 2002. The Partnership's only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During the year ended December 31, 2001, the General Partner advanced approximately $45,000 to the Partnership to pay operating expenses. There were no such advances during the year ended December 31, 2002. During the year ended December 31, 2002, the Partnership repaid the balance in advances of approximately $158,000 and accrued interest of approximately $23,000 to the General Partner. No repayments of advances were made during the year ended December 31, 2001. Interest was charged at the Chase Manhattan Bank prime interest rate plus 2% or 6.25% at December 31, 2002.

As of December 31, 2002, the Partnership owed the General Partner approximately $1,111,000 for administrative and reporting services performed. During the year ended December 31, 2002, the Partnership paid approximately $150,000 to the General Partner for administrative and reporting services. There were no such payments made during the year ended December 31, 2001. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather, the payment of the unpaid administrative and reporting fees and other advances to the General Partner will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Results of Operations

At December 31, 2002, the Partnership holds an interest in five Local Limited Partnerships, which operate five rental housing properties. Due to the use of the equity method of accounting as discussed in "Item 7. Financial Statements -
Note 1", to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the profits or losses of the Local Limited Partnerships. As of December 31, 1995, the Partnership had no carrying basis in any of the Local Limited Partnerships and reflected no share of losses for Local Limited Partnerships in 1995. However, during the year ended December 31, 1996, Forest Green and Village Green Limited Partnerships completed discounted buyout agreements for early settlement of their notes payable and related accrued interest payable to the former owner, resulting in extraordinary gains of approximately $1,368,000 and $1,379,000, respectively, for the two Local Limited Partnerships. The Partnership has recorded its net share of profits (losses) of approximately $40,000 and ($151,000) in these two Local Limited Partnerships for the years ended December 31, 2002 and 2001, respectively. Due to the sale of the property held by Northgate Village Limited Partnership (as discussed above) a gain from sale of discontinued operations of approximately $1,215,000 was recorded and gain from discontinued operations of approximately $10,000 was recorded, which more than offset losses not taken in previous years. The Partnership recorded its share of profits of approximately $7,000 from this Partnership for the year ended December 31, 2002. The Partnership's share of profits recognized during the year ended December 31, 2001 from two Local Limited Partnerships which sold their properties in 2000 was approximately $23,000. Due to the gain on sale and gain on debt forgiveness recognized by Southward Limited Partnership as a result of the sale of the property during June 2001, which more than offset losses not taken by the Partnership in previous years, the Partnership recognized its share of profits of approximately $142,000 from this Local Limited Partnership for the year ended December 31, 2001.

The Partnership realized a net loss of approximately $96,000 for the year ended December 31, 2002, compared to a net loss of approximately $418,000 for the year ended December 31, 2001. Net loss per unit of limited partnership interest decreased from $35.62 to $8.18 for the units outstanding at December 31, 2002 and 2001, respectively. The decrease in net loss was primarily due to a decrease in the loss on investment in Local Limited Partnerships, an increase in the Partnership's share of profits from the Local Limited Partnerships, a decrease in operating expenses, and a decrease in interest on General Partner loans due to the payment of the General Partner loans by the Partnership during 2002. The decrease in net loss was partially offset by a decrease in interest received on advances to Local Limited Partnerships. The loss on investment in Local Limited Partnerships of approximately $271,000 recognized in 2001 is comprised of the write-off of the remaining investment balance of the Partnership in Fairmeadows, Southridge and Southward Limited Partnerships as a result of these entities liquidating during 2001. The loss on investment recognized in 2002 is comprised of the writeoff of the remaining investment balance of the Partnership in Northgate Village Limited Partnership as a result of its liquidation during 2002.

The Partnership did not recognize approximately $1,206,000 of its allocated share of profits from one Local Limited Partnership and approximately $494,000 of its allocated share of losses from three Local Limited Partnerships for the year ended December 31, 2002, as the Partnership's net carrying basis in these partnerships was reduced to zero in a prior year (see Note 2 to the Partnership's financial statements).

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

Item 7.     Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2002

      Statements of Operations - Years ended December 31, 2002 and 2001

      Statements of Changes in Partners' (Deficit) Equity - Years ended December 31, 2002 and 2001

      Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements


                          Independent Auditors' Report



To The Partners of
National Housing Partnership Realty Fund I
Indianapolis, Indiana


We have audited the accompanying balance sheet of National Housing Partnership Realty Fund I (the "Partnership") as of December 31, 2002, and the related statements of operations, partners' (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Gates Mills I Limited Partnership or Hurbell IV Limited Partnership (investees of the Partnership) for the years ended December 31, 2002 and 2001. The financial statements of these investees were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for these investees, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Partnership management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund I at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 6 to the financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                            /s/Ernst & Young LLP
Indianapolis, Indiana
March 7, 2003

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                                  BALANCE SHEET

                                December 31, 2002

                        (in thousands, except unit data)






                               ASSETS
  Cash and cash equivalents                                          $      12
  Investments in and advances to Local Limited Partnerships
  (Note 2)                                                               1,894
                                                                     $   1,906
             LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Liabilities:
  Administrative and reporting fee payable to
     General Partner (Note 3)                                        $   1,111
Partners' (deficit) equity:
  General Partner -- The National Housing Partnership (NHP)                (87)
  Original Limited Partner -- 1133 Fifteenth Street

     Associates                                                            (92)
  Other Limited Partners -- 11,429 investment units                        974
                                                                             795
                                                                     $   1,906


                       See Accompanying Notes to Financial Statements

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                      (in thousands, except per unit data)


                                                                 Years Ended December 31,
                                                                    2002           2001

REVENUES:
  Share of profits from Local Limited Partnerships
    (Note 2)                                                   $    47         $    11
  Interest received on advances to Local Limited
    Partnerships (Note 2)                                            3              15
                                                                    50              26
COST AND EXPENSES:
  Loss on investment in Local Limited Partnership (Note 2)           7             271
  Administrative and reporting fees to General
    Partner (Note 3)                                                86              86
  Interest expense on loans from General Partner (Note 3)            1              14
  Other operating expenses                                          52              73
                                                                   146             444

NET LOSS (Note 4)                                              $   (96)        $  (418)

ALLOCATION OF NET LOSS
  General Partner - NHP                                        $    (1)        $    (4)
  Original Limited Partner - 1133 Fifteenth Street
    Associates                                                      (1)             (4)
  Other Limited Partners                                           (94)           (410)
                                                                   (96)           (418)

NET LOSS PER OTHER LIMITED PARTNERSHIP INTEREST                $ (8.18)        $(35.62)

                       See Accompanying Notes to Financial Statements

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                    STATEMENTS OF PARTNERS' (DEFICIT) EQUITY

                        (in thousands, except unit data)



                                   The National      1133
                                     Housing      Fifteenth       Other
                                   Partnership      Street       Limited
                                      (NHP)        Associates    Partners      Total

(Deficit) equity at
   January 1, 2001                 $   (82)        $  (87)      $ 1,478        $ 1,309

Net loss for the year ended
   December 31, 2001                    (4)            (4)         (410)          (418)

(Deficit) equity at
   December 31, 2001                   (86)           (91)        1,068            891

Net loss for the year ended
   December 31, 2002                    (1)            (1)          (94)           (96)

(Deficit) equity at
   December 31, 2002               $   (87)        $  (92)      $   974        $   795

Percentage interest at
   December 31, 2002 and 2001           1%             1%           98%           100%
                                        (A)            (B)           (C)

(A)   General Partner

(B)   Original Limited Partner

(C)   Consists  of 11,429  investment  units at  December  31,  2002 and  11,489 investment  units at December  31, 2001.  During 2002 and 2001,  60 and 20
      units were abandoned, respectively (see Note 7).

                       See Accompanying Notes to Financial Statements

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)



                                                                  Years Ended December 31,
                                                                     2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
 Administrative and reporting fees paid to General
    Partner                                                      $  (150)         $   --
 Interest paid on General Partner loans                              (23)             --
  Interest received on advances to Local Limited
   Partnerships                                                         3              15
  Operating expenses paid                                             (92)            (68)

  Net cash used in operating activities                              (262)            (53)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Local Limited Partnerships                       --              425
  Repayment of advances to Local Limited Partnerships                   6              --

  Net cash provided by investing activities                             6             425

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Payment of advances from General Partner                          (158)              --
  Advances from General Partner                                       --               45

  Net cash (used in) provided by financing activities               (158)              45

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (414)             417

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         426                9

CASH AND CASH EQUIVALENTS, END OF YEAR                             $  12           $  426

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES:

Net loss                                                           $ (96)          $ (418)
Adjustments to reconcile net loss to net cash used
  in operating activities:
   Share of profits from Local Limited Partnerships                  (47)             (11)
   Loss on investment in Local Limited Partnerships                    7              271
   (Decrease) increase in administrative and
     reporting fees payable to General Partner                       (64)              86
   (Decrease) increase in accrued interest on partner loans          (22)              14
   (Decrease) increase in accrued expenses                           (40)               5

         Total adjustments                                          (166)             365
      Net cash used in operating activities                        $(262)          $  (53)

                       See Accompanying Notes to Financial Statements


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

During 1984, the Partnership acquired limited partnership interests of 99% in nine Local Limited Partnerships and 98% in one Local Limited Partnership. Each Local Limited Partnership was organized to acquire and operate an existing rental housing project. The Partnership continues to own a 99% interest in four Local Limited Partnerships and a 98% interest in one Local Limited Partnership at December 31, 2002.

On June 3, 1997, Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership. However, the accompanying combined statements of operations (Note 2) have been restated as of January 1, 2001, to reflect the gain on sale and operations of Northgate Village Limited Partnership and Southward Limited Partnership as gain from sale of discontinued operations and gain from discontinued operations, respectively, due to their sales in December 2002 and June 2001, respectively.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership. However, the accompanying combined statements of operations (Note 2) have been restated to reflect the gains on forgiveness of debt of Northgate Village Limited Partnership, Southward Limited Partnership, and Southridge Apartments Limited Partnership as a gain from discontinued operations, due to their sales in 2002, 2001, and 2000, respectively.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

2. INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in four other Local Limited
Partnerships: Forest Green Limited Partnership, San Jose Limited Partnership, Hurbell IV Limited Partnership and Village Green Limited Partnership.

During the year ended December 31, 2002, Northgate Village Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Northgate Village Apartments. The closing occurred on December 16, 2002, with a sale price of $3,500,000. Net proceeds of approximately $3,389,000 were used to repay the mortgage encumbering the property and the holder ("AIMCO") of the Northgate Village note received payment of approximately $2,131,000. It is expected that additional payments will be made in 2003 on the note, which was secured by the Partnership's interest in the Local Limited Partnership, and that AIMCO will forgive the remaining unpaid balance. The Local Limited Partnership recognized a gain on the sale of approximately $1,215,000, which is included in gain from sale of discontinued operations, and a gain on debt forgiveness of approximately $100,000, which is included in gain from discontinued operations.

During the year ended December 31, 2001, the noteholder foreclosed on the Partnership's interest in Griffith Limited Partnership. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

During the year ended December 31, 2001, Southward Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Parker Square Apartments. The closing occurred on June 29, 2001, with a sale price of $3,300,000. Net proceeds after payment of closing costs of approximately
$2,686,000 were used to repay the mortgage encumbering the property, with the holders of the Parker Square note payable receiving the remaining net proceeds in full satisfaction of amounts due on their note, which was secured by the Partnership's interest in the Local Limited Partnership. Any unpaid balances were forgiven. The Local Limited Partnership recognized a gain on sale of approximately $268,000, which is included in gain from sale of discontinued operations, and a gain on debt forgiveness of approximately $2,656,000 in 2001, which is included in gain from discontinued operations in the combined financial statements.

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

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of December 31, 1995, investments in all of the Local Limited Partnerships had been reduced to zero. However, during 1996, Forest Green and Village Green Limited Partnerships completed discounted buyout agreements for early settlement of their notes payable to former owner and related accrued interest payable, resulting in gains of approximately $1,368,000 and $1,379,000, respectively, for the two Local Limited Partnerships. The Partnership has recorded its net share of profits (losses) of approximately
$40,000 and ($151,000) in these two Local Limited Partnerships for the years ended December 31, 2002 and 2001, respectively. Due to the sale of the property held by Northgate Village Limited Partnership (as discussed above) a gain from sale of discontinued operations of approximately $1,215,000 was recorded and a gain from discontinued operations of approximately $10,000 was recorded, which more than offset losses not taken in previous years. The Partnership recorded its share of profits of approximately $7,000 from this Partnership for the year ended December 31, 2002. The Partnership's share of profits recognized during the year ended December 31, 2001 from two Local Limited Partnerships which sold their properties in 2000 was approximately $23,000. Due to the gain on sale and gain on debt forgiveness recognized by Southward Limited Partnership as a result of the sale of the property during June 2001, which more than offset losses not taken by the Partnership in previous years, the Partnership recognized its share of profits of approximately $142,000 from this Local Limited Partnership for the year ended December 31, 2001. The Partnership did not recognize approximately $494,000 and $623,000 of losses from three and five Local Limited Partnerships during 2002 and 2001, respectively. As of December 31, 2002, the Partnership has not recognized approximately $7,918,000 of its allocated share of cumulative losses from the three Local Limited Partnerships in which its investment is zero. In addition, the Partnership did not recognize approximately $1,206,000 and $2,773,000 of its allocated share of profits from one and two Local Limited Partnerships for the years ended December 31, 2002 and 2001, respectively, as these amounts were offset by previously unrecognized losses. The Partnership recognized a loss on investment in Local Limited Partnerships of approximately $271,000 which is comprised of the write-off of the remaining investment balance of the Partnership in Fairmeadows, Southridge and Southward Limited Partnerships as a result of these entities liquidating during 2001. The loss on investment recognized in 2002 is comprised of the write-off of the remaining investment balance of the Partnership in Northgate Village Limited Partnership as a result of its liquidation during 2002.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at December 31, 2002 for three Local Limited Partnerships. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances remain due and payable to the Partnership. Interest is calculated at the Chase Manhattan prime rate plus 2% or 6.25% at December 31, 2002. Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the years ended December 31, 2002 and 2001, no advances were made by the Partnership to the Local Limited Partnerships. Repayment of an advance of approximately $6,000 and accrued interest of approximately $3,000 was received from one Local Limited Partnership during the year ended December 31, 2002. Accrued interest of approximately $15,000 was received from one Local Limited Partnership during the year ended December 31, 2001. At December 31, 2002, the Partnership's working capital advances to Local Limited Partnerships amounted to approximately $78,000. Interest is charged at the Chase Manhattan Bank rate of prime plus 2% or 6.25% at December 31, 2002.

Summaries of the combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2002, and the combined results of operations for each of the two years in the period ended December 31, 2002, are as follows:

                           CONDENSED COMBINED BALANCE SHEET
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                                              December 31, 2002
Assets:
  Land                                                               $ 1,583
  Buildings and improvements, net of accumulated
   depreciation of approximately $8,920                                10,134
  Other assets                                                          2,110
                                                                    $ 13,827
Liabilities and Partners' Deficit:
  Liabilities:
  Mortgage notes payable                                             $ 5,311
  Notes payable                                                         5,014
  Accrued interest on notes payable                                     9,045
  Other liabilities                                                     1,044

                                                                        20,414
Partners' Deficit:
  National Housing Partnership Realty Fund I                          (6,382)
  Other partners                                                         (205)
                                                                       (6,587)
                                                                     $ 13,827


                       CONDENSED COMBINED RESULTS OF OPERATIONS
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)


                                                         Years Ended December 31,
                                                           2002             2001
                                                                         (Restated)
Revenues:
  Rental income                                          $ 3,255          $ 3,135
  Other income                                               299              245

    Total revenues                                         3,554            3,380

Expenses:
  Operating expenses                                       2,818            2,761
  Financial expenses                                          41               32
  Interest on notes payable                                  514              523
  Depreciation                                               641              606
  Impairment loss on rental property                          --              128

    Total expenses                                         4,014            4,050

Loss before discontinued operations                         (460)            (670)

Gain from sale of discontinued operations                  1,215              268

Gain from discontinued operations                             10            2,582

Net income                                                $ 765           $ 2,180


The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Each Local Limited Partnership was formed during 1984 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 of the National Housing Act. During the years ended December 31, 2002 and 2001 the projects received a total of approximately $2,083,000 and $2,312,000, respectively of rental assistance from HUD.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This legislation affects 644 units, or 91% of the units in which the Partnership has invested at December 31, 2002. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total       Percentage of
                         Units        Subsidized Units          Total Units

2003                      477                74%                    67%
2004                      167                26%                    24%
Total                     644               100%                    91%

Of the units (644 in total) receiving rent subsidies from Section 8, 477 of the units have their contracts expiring during the year ending December 31, 2003. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the
Section 8 program,  even with full debt restructuring;  or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

These notes matured as follows:


Local Partnership                             Due Date   Note Amount  Accrued Interest
                                                                (in thousands)
San Jose Limited Partnership                  8/29/99*     $ 1,699        $ 3,119
Gates Mills I Limited Partnership             10/1/99*        2,667          4,866
Hurbell IV Limited Partnership                11/9/99*          648          1,060
Total Delinquent                                           $ 5,014        $ 9,045

* Notes are in default.

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (the "Statement") requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell.

During 2001, Forest Green Limited Partnership and Village Green Limited Partnership recognized an impairment loss on their respective rental property in the amount of approximately $59,000 and $69,000, respectively. These impairment losses were the result of the net carrying value of the assets exceeding the estimated net realizable value. No impairment losses were recorded during 2002.

Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 2002. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

3. TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $86,000 annually during each of the years ended December 31, 2002 and 2001. The Partnership paid approximately $150,000 of accrued administrative and reporting fees to the General Partner during the year ended December 31, 2002. No payments for such fees were made to the General Partner during the year ended December 31, 2001. As of December 31, 2002, the Partnership owed approximately $1,111,000 to the General Partner for accrued administrative and reporting fees.

During the year ended December 31, 2001, the General Partner advanced approximately $45,000 to the Partnership to pay operating expenses. No such advances were made during the year ended December 31, 2002. During the year ended December 31, 2002, the Partnership repaid the balance in advances of approximately $158,000 and accrued interest of approximately $23,000 to the General Partner. No repayments of advances were made during the year ended December 31, 2001. Interest was charged at the Chase Manhattan Bank prime interest rate plus 2% or 6.25% at December 31, 2002. Interest accrued for the years ended December 31, 2002 and 2001 was approximately $1,000 and $14,000, respectively.

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects operated by four of the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned approximately $344,000 and $398,000 from the Local Limited Partnerships for management fees provided to the Local Limited Partnerships during the years ended December 31, 2002 and 2001, respectively. During the year ended December 31, 2001, the four Local Limited Partnerships operated by an affiliate of the General Partner were charged a fee related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current year additions to fixed assets. This fee is payable from surplus cash. This fee of approximately $10,000 and $72,000 for the years ended December 31, 2002 and 2001, respectively, has been capitalized as part of fixed assets for the respective Local Limited Partnership.

Personnel working at the project sites, which are managed by NHPMC are employees of NHPMC. The projects reimburse NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2002 and 2001 were approximately $490,000 and $594,000, respectively.

An affiliate of the Local Partner of Gates Mills I Limited Partnership provides management services for the property owned by the Local Limited Partnership. During the years ended December 31, 2002 and 2001, the affiliate received approximately $61,000 and $65,000, respectively, for these services. Additionally, in each of 2002 and 2001, approximately $15,000 was paid to this affiliate for accounting services and approximately $13,000 and $10,000, respectively, was paid to another affiliate for painting services.

During the year ended December 31, 2002, the General Partner was entitled to reimbursement of accountable administrative expenses of approximately $39,000 from one Local Limited Partnership. There were no such reimbursements during the year ended December 31, 2001.

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

A reconciliation follows:

                                                  Years Ended December 31,
                                                     2002            2001
                                                       (in thousands)

Net loss per financial statements                   $ (96)         $ (418)

  Other                                                (90)            314
  Partnership's share of limited local
   Partnership                                       3,134           3,989
  Gain on foreclosure of Partnership
   Interest                                             --           2,824
Income per tax return                               $2,948         $ 6,709

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets:

                                                   December 31, 2002
                                                     (in thousands)

      Net assets as reported                           $    795
      Add (deduct):
       Investment in Partnerships                       (13,069)
       Other                                                324
      Net deficit - federal tax basis                  $(11,950)

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

6. GOING CONCERN

Certain of the Local Limited Partnership's notes payable are past due, and therefore, the notes are in default (see Note 2). Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of these notes, or to repay or to refinance the notes. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

7. ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the years ended December 31, 2002 and 2001, the number of Limited Partnership Units decreased by 60 and 20 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonments. However, the limited partner is allocated his or her share of net income or loss for that year. The loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

8. LEGAL PROCEEDINGS

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

9. REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND I HAS INVESTED


                                         Initial Cost                  Cost
                                        To Partnership              Capitalized
                                        (in thousands)               (Removed)
                                                                  Net Subsequent
                                                                  to Acquisition
                                                                  (in thousands)


                                                Buildings
                                               and Related
                                                Personal                   Carrying Cost
     Description      Encumbrances    Land      Property    Improvements    Adjustments

Forest Green                 (1)     $  170     $ 2,062        $   568       $    (59)
 Limited Partnership
Gates Mills I                (1)        669       6,058            257             --
 Limited Partnership
San Jose                     (1)        440       4,728          1,952             --
 Limited Partnership
Hurbell IV                   (1)        100       2,159            168         (1,460)
 Limited Partnership
Village Green
 Limited Partnership         (1)        137       2,096            661            (69)
  Totals                             $1,516     $17,103        $ 3,606      $  (1,588)


                         Gross Amount At Which
                                Carried
                              At December 31, 2002
                                 (in thousands)


                                                                                      Life upon
                                                                                         which
                                                                                     depreciation
                                                                                           in
                            Buildings                                                     latest
                               And                                                       statement
                             Related                                                   of operations
                            Personal              Accumulated      Date of       Date   is computed
     Description      Land  Property  Total(2)(3) Depreciation(3) Construction Acquired  (years)

Forest Green          $176   $ 2,565  $  2,741     $   1,276           1972     8/84       5-50

 Limited Partnership
Gates Mills I          669     6,315     6,984         2,623           1972    10/84       5-30

 Limited Partnership
San Jose Limited
 Partnership          493      6,627     7,120         3,384           1970     9/84       5-50

Hurbell IV
 Limited Partnership  101        866       967           327           1974    11/84       5-30

Village Green
 Limited Partnership  144      2,681     2,825         1,310           1971     8/84       5-50
  Totals           $1,583    $19,054   $20,637       $ 8,920

(1)    Schedule of Encumbrances


                                                                   Notes
                                                                Payable and
                                                   Mortgage       Accrued
Partnership Name                                    Notes        Interest      Total
                                                              (in thousands)
Forest Green Limited Partnership                    $ 720          $ --      $   720

Gates Mills I Limited Partnership                    1,762          7,533      9,295

San Jose Limited Partnership                         1,467          4,818      6,285

Hurbell IV Limited Partnership                         840          1,708      2,548

Village Green Limited Partnership                      522             --        522

  Total - December 31, 2002                        $ 5,311        $14,059    $19,370


(2) The aggregate cost of land for Federal income tax purposes is approximately $739,000 and the aggregate costs of buildings and improvements for Federal income tax purposes is approximately $16,987,000. The total of the above-mentioned items is approximately $17,726,000.

(3)   Reconciliation of real estate

                                                 Years Ended December 31,
                                                   2002           2001
                                                      (in thousands)
Balance at beginning of period                   $ 24,316       $ 30,724
Improvements during the period                        321            507
Disposals of rental properties                     (4,000)        (6,787)
Impairment losses on rental properties                 --           (128)
Balance at end of period                         $ 20,637       $ 24,316

Reconciliation of accumulated depreciation

                                                 Years Ended December 31,
                                                   2002           2001
                                                      (in thousands)
Balance at beginning of period                    $ 9,975       $ 12,124
Depreciation expense for the period                   787            835
Disposals of rental properties                     (1,842)        (2,984)
Balance at end of period                          $ 8,920       $ 9,975


10. SUBSEQUENT EVENTS

On January 3, 2003, Forest Green Limited Partnership sold Forest Green Apartments to an unaffiliated third party for a gross sale price of $1,725,000. The Local Limited Partnership used a portion of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $720,000.

On January 3, 2003, Village Green Limited Partnership sold Village Green Apartments to an unaffiliated third party for a gross sale price of $1,725,000. The Local Limited Partnership used a portion of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $522,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

Ronald D. Monson (age 46) has been a Director of NCHP and AIMCO since April 1, 2002. Mr. Monson has been Executive Vice President and Head of Property Operations of AIMCO since February 2001. Previously, he served as Regional Vice President from March 1997 to May 1998, when he was promoted to Senior Vice President of the Midwest Division. Mr. Monson served as Senior Vice President of the Midwest Division until January 1999, when he was appointed Senior Vice President of the Far West Division. From April 1994 to February 1997, Mr. Monson was a Regional Vice President for Great Atlantic Property Management.

Patrick J. Foye (age 45) has been Executive Vice President of NCHP since October 1, 1998 and was appointed President in September 1999. Mr. Foye is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests and corporate and other acquisitions. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Executive Officers

The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

Patrick J. Foye  (age 45). See "Directors of NCHP."

Paul J. McAuliffe (age 46) has been Executive Vice President of NCHP and AIMCO since February 1999 and was appointed Chief Financial Officer in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel (age 44) has been Senior Vice President and Chief Accounting Officer of NCHP and AIMCO since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $41,000 and non-audit services (principally tax-related) of approximately $4,000.

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

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity as known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 2002.

         Name of Beneficial Owner              Number of Units        % of Class

AIMCO Properties, LP                               1,326.50              11.61%
  (affiliate of the General Partner)

The business address of AIMCO Properties, LP is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Item 12. Certain Relationships and Related Transactions

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $86,000 annually during each of the years ended December 31, 2002 and 2001. The Partnership paid approximately $150,000 of accrued administrative and reporting fees to the General Partner during the year ended December 31, 2002. No payments for such fees were made to the General Partner during the year ended December 31, 2001. As of December 31, 2002, the Partnership owed approximately $1,111,000 to the General Partner for accrued administrative and reporting fees.

During the year ended December 31, 2001, the General Partner advanced approximately $45,000 to the Partnership to pay operating expenses. No such advances were made during the year ended December 31, 2002. During the year ended December 31, 2002, the Partnership repaid the balance in advances of approximately $158,000 and accrued interest of approximately $23,000 to the General Partner. No repayments of advances were made during the year ended December 31, 2001. Interest was charged at the Chase Manhattan Bank prime interest rate plus 2% or 6.25% at December 31, 2002. Interest accrued for the years ended December 31, 2002 and 2001 was approximately $1,000 and $14,000, respectively.

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects operated by four of the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned approximately $344,000 and $398,000 from the Local Limited Partnerships for management fees provided to the Local Limited Partnerships during the year ended December 31, 2002 and 2001, respectively. During the year ended December 31, 2001, the four Local Limited Partnerships operated by an affiliate of the General Partner were charged a fee related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current year additions to fixed assets. This fee is payable from surplus cash. This fee of approximately $10,000 and $72,000 for the years ended December 31, 2002 and 2001, respectively, has been capitalized as part of fixed assets for the respective Local Limited Partnership.

Personnel working at the project sites, which are managed by NHPMC are employees of NHPMC. The projects reimburse NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2002 and 2001 were approximately $490,000 and $594,000, respectively.

An affiliate of the Local Partner of Gates Mills I Limited Partnership provides management services for the property owned by the Local Limited Partnership. During the years ended December 31, 2002 and 2001, the affiliate received approximately $61,000 and $65,000, respectively, for these services. Additionally, in each of 2002 and 2001, approximately $15,000 was paid to this affiliate for accounting services and approximately $13,000 and $10,000, respectively, was paid to another affiliate for painting services.

During the year ended December 31, 2002, the General Partner was entitled to reimbursement of accountable administrative expenses of approximately $39,000 from one Local Limited Partnership. There were no such reimbursements during the year ended December 31, 2001.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

Exhibit 99 Certification of Chief Executive Officer and Chief Financial Officer.

Exhibit  99.1  Audited  Combined  Financial  Statements  of  the  Local  Limited
     Partnerships in which the Partnership has invested are included as an exhibit to this report.

      (b) Reports on Form 8-K filed during the fourth quarter of 2002:

            None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   National Housing Partnership Realty Fund I

                  By:  The National Housing Partnership,
                       its sole general partner

                  By: National Corporation for Housing Partnerships, its sole general partner



                  By: /s/Patrick J. Foye
                      Patrick J. Foye
                      President


                 By:   /s/Thomas C. Novosel
                       Thomas C. Novosel
                       Senior Vice President and
                       Chief Accounting Officer

                 Date: March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye       President                   Date: March 31, 2003
Patrick J. Foye          and Director


/s/Thomas C. Novosel     Senior Vice President        Date: March 31, 2003
Thomas C. Novosel        and Chief Accounting Officer


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Housing Partnership Realty Fund I;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                 /s/Patrick J. Foye
                                 Patrick J. Foye
                                 President   of   National    Corporation   for
                                 Housing Partnerships, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Housing Partnership Realty Fund I;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Housing Partnership Realty Fund I (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 31, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 31, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

                                  EXHIBIT 99.1

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                          Independent Auditors' Report


To The Partners of
National Housing Partnership Realty Fund I
Indianapolis, Indiana

We have audited the  accompanying  combined  balance  sheet of the Local Limited
Partnerships in which National Housing Partnership Realty Fund I (the Partnership) holds a limited partnership interest as of December 31, 2002, and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Gates Mills I Limited Partnership or Hurbell IV Limited Partnership (two of the five Local Limited Partnerships) for the year ended December 31, 2002 which reflect total assets of 45% of combined total assets as of December 31, 2002, and net losses which reflect $283,000 of combined net loss for the year then ended. We did not audit the financial statements of Gates Mills I Limited Partnership or Hurbell IV Limited Partnership (two of the six Local Limited Partnerships) for the year ended December 31, 2001 which reflect $323,000 of combined net loss for the year then ended. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these Local Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Partnership management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund I holds a limited partnership interest as of December 31, 2002, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 6 and 11 to the combined financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 1 to the financial statements, in 2002 the Local Limited Partnerships adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64." As a result, the accompanying combined financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.


                                                           /s/Ernst & Young  LLP
Indianapolis, Indiana
March 7, 2003

                          Independent Auditor's Report

To the Partners
Hurbell IV Limited Partnership

We have audited the accompanying balance sheet of Hurbell IV Limited Partnership (a limited partnership), FHA Project No. 062-44054-LD, as of December 31, 2002, and the related statements of partners' equity (deficit), operations and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurbell IV Limited Partnership as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued our reports dated February 22, 2003 on our consideration of Hurbell IV Limited Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

The accompanying supplemental information (shown on pages 15-19) is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Hurbell IV Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                               /s/ SR Allen, LLC


Atlanta, Georgia
February 22, 2003

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


                                                               /s/ SR Allen, LLC


Atlanta, Georgia
February 22, 2002

                          Independent Auditor's Report

To the Partners
Gates Mills I Limited Partnership

We have audited the accompanying balance sheet of Gates Mill I Limited Partnership, An Ohio Limited Partnership, F.H.A. Project No.: 042-44062-LDP, as of December 31, 2002, and the related statements of operations, partners' equity (deficit) and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gates Mills I Limited Partnership as of December 31, 2002, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 15, 2003, on our consideration of Gates Mills I Limited Partnership's internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 24 through 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, the supplemental information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                   /s/Reznick Fedder & Silverman
Bethesda, Maryland
January 15, 2003

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

Bethesda, Maryland
January 16, 2002

                                  EXHIBIT 99.1

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                             COMBINED BALANCE SHEET


                                December 31, 2002
                                 (in thousands)

                                        ASSETS
Cash and cash equivalents                                           $ 378
Accounts receivable, net (Note 2)                                        72
Tenants' security deposits held in trust funds                          109
Prepaid taxes and insurance                                              81
Deposits                                                                 59
Mortgage escrow deposits (Note 5)                                     1,411
Rental property, net (Notes 4, 5, and 9)                             11,717
                                                                   $ 13,827


                          LIABILITIES AND PARTNERS' DEFICIT
Accounts payable and accrued expenses:
  Trade payables                                                    $ 220
  Accrued real estate taxes                                             131
  Due to partners (Notes 7 and 10)                                      465
  Accrued interest on partner loans (Note 7)                            122
                                                                        938

Tenants' security deposits payable                                      106
Notes payable (Note 6)                                                5,014
Accrued interest on notes payable (Note 6)                            9,045
Mortgage notes payable (Note 5)                                       5,311
Partners' deficit                                                    (6,587)
                                                                   $ 13,827

                       See Accompanying Notes to Financial Statements


                                  EXHIBIT 99.1

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                              Years Ended December 31,
                                                                  2002         2001
REVENUES:                                                                   (Restated)
  Rental income (Note 3)                                        $ 3,255      $ 3,135
  Interest income                                                    30           57
  Other income                                                      269          188
                                                                  3,554        3,380
EXPENSES:
  Administrative expenses (Note 10)                                 886          904
  Operating and maintenance expenses                                778          727
  Utilities and maintenance expenses                                544          592
  Depreciation (Note 1)                                             641          606
  Taxes and insurance                                               572          500
  Financial expenses - primarily interest (Note 5)                   41           32
  Interest on notes payable (Notes 6 and 7)                         514          523
  Annual partnership administrative fees to General
    Partner (Note 7)                                                 38           38
  Impairment loss on rental property (Note 9)                        --          128
                                                                  4,014        4,050

  Loss from continuing operations                                  (460)        (670)
  Gain from sale of discontinued operations (Notes 1 and 13)      1,215          268
  Gain from discontinued operations (Notes 1 and 13)                 10        2,582
  NET INCOME (Note 8)                                            $ 765       $ 2,180

                       See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT
                                 (in thousands)




                                     National        The
                                      Housing      National
                                    Partnership     Housing      Jeffrey I.
                                  Realty Fund I   Partnership    Friedman      Total

Deficit at January 1, 2001          $(11,565)    $  (204)      $   (54)     $(11,823)

Net income (loss)                      2,161          22            (3)        2,180

Transfers of interest (Note 6)         2,688          32            --         2,720

Distributions                           (425)         (4)           --          (429)

Deficit at December 31, 2001          (7,141)       (154)          (57)       (7,352)

Net income (loss)                        759           8            (2)          765

Deficit at December 31, 2002         $ (6,382)    $ (146)      $   (59)     $ (6,587)

Percentage interest at
  December 31, 2002 and 2001         (A)            (B)         (C)

(A)   Holds  a 98%  limited  partnership  interest  in  Gates  Mills  I  Limited
      Partnership and a 99% limited partnership interest in the four and five remaining Local Limited Partnerships, respectively.

(B)   Holds a 1% general partnership  interest in the five and six Local Limited
      Partnerships, respectively.

(C)   Holds  a  1%  limited  partnership  interest  in  Gates  Mills  I  Limited
      Partnership.

                       See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                Years Ended December 31,
                                                                  2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Receipts:
   Rental receipts                                            $ 3,843          $ 4,583
   Interest receipts                                               71              129
   Other operating receipts                                       270              270
   Entity receipts:
     Miscellaneous receipts                                        --                2
   Total receipts                                               4,184            4,984
  Disbursements:
   Administrative                                                (287)            (680)
   Management fees                                               (406)            (398)
   Utilities paid                                                (627)            (954)
   Salaries and wages                                            (685)            (777)
   Operating and maintenance                                     (517)            (528)
   Real estate taxes                                             (275)            (387)
   Property insurance                                            (214)            (115)
   Miscellaneous taxes and insurance                             (162)            (191)
   Tenant security deposits                                       (24)              (1)
   Other operating disbursements                                  (31)             (30)
   Interest on mortgage                                            (6)              --
   Mortgage insurance premium                                     (32)             (35)
   Miscellaneous financial                                        (10)              (3)
   Entity disbursements:
     Interest on notes payable                                    (10)            (198)
     Miscellaneous disbursements                                 (141)            (197)
   Total disbursements                                         (3,427)          (4,494)
Net cash provided by operating activities                         757              490
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposals of rental properties                  3,389            2,686
  Net change in mortgage escrow deposits                          (20)           1,351
  Net purchase of fixed assets                                   (356)            (561)
  Other investing                                                 (28)             (10)
Net cash provided by investing activities                       2,985            3,466

                       See Accompanying Notes to Financial Statements

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                  COMBINED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (in thousands)


                                                                Years Ended December 31,
                                                                  2002            2001
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of mortgage notes payable                         (1,076)          (1,293)
  Payment in satisfaction of notes payable and                 (2,131)          (1,700)
     accrued interest
  Payments of mortgage notes payable                             (430)            (454)
  Distributions to partners                                        --             (429)
  Proceeds from loans or notes payable                              1               39
  Principal payments on loan or notes payable                     (49)            (351)
  Other financing                                                  (1)              25
Net cash used in financing activities                          (3,686)          (4,163)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               56             (207)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      322              529
CASH AND CASH EQUIVALENTS, END OF YEAR                       $    378         $    322

                       See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                           LOCAL LIMITED PARTNERSHIPS

                  COMBINED STATEMENTS OF CASH FLOWS (Continued)

                                 (in thousands)



                                                                Years Ended December 31,
                                                                  2002            2001
reconciliation of net INCOME to net cash provided
  BY OPERATING ACTIVITIES:

  Net income                                                   $   765          $ 2,180
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    787              835
   Gain from sale of discontinued operations                    (1,215)            (268)
   Gain on forgiveness of debt                                    (100)          (2,836)
   Impairment loss on rental property                               --              128
   Changes in operating assets and liabilities:
     Tenants accounts receivable                                     4                1
     Accounts receivable - other                                    25              292
     Accrued receivables                                            (8)              12
     Prepaid expenses                                              (19)               9
     Cash restricted for tenant security deposits                    1               88
     Accounts payable trade                                         (3)            (325)
     Accrued liabilities                                             6              (53)
     Accrued interest - notes payable                              605              614
     Tenant security deposits held in trust                        (25)             (17)
     Prepaid revenue                                               (14)              (1)
     Transfer of operating cash to new owner                        --              (83)
     Entity liability accounts                                     (52)             (86)

  Total adjustments                                                 (8)          (1,690)

NET CASH PROVIDED BY OPERATING ACTIVITIES                      $   757          $   490

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
  Net write-off of assets and liabilities
  to reflect sale and foreclosure, respectively, and
  treated as a liquidation and transfer of partnership
  interest, respectively                                       $   185          $ 2,720

                       See Accompanying Notes to Financial Statements

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

During 1984, the Partnership acquired a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in nine other Local Limited Partnerships, each of which was organized during 1984 to acquire and operate an existing rental housing project originally organized under Section 236 of the National Housing Act. As a limited partner in these Local Limited Partnerships, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. The Partnership continues to own a 99% interest in four Local Limited Partnerships and a 98% interest in one Local Limited Partnership at December 31, 2002.

On June 3, 1997, Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

Basis of Combination

The combined financial statements include the accounts of the following ten Local Limited Partnerships in which the Partnership held a limited partnership interest during 2002 and 2001.

      Fairmeadows Limited Partnership (rental property sold December 27, 2000 and partnership liquidated in 2001) Forest Green Limited Partnership Gates Mills I Limited Partnership Griffith Limited Partnership (partnership interest lost June 19, 2001 through foreclosure) Hurbell IV Limited Partnership
      Northgate Village Limited Partnership (rental property sold December 16, 2002 and partnership liquidated in 2002) San Jose Limited Partnership Southridge Apartments Limited Partnership (rental property sold December 27, 2000 and partnership liquidated in 2001)
      Southward Limited Partnership (rental property sold June 29, 2001 and partnership liquidated in 2001) Village Green Limited Partnership

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. As a result, the accompanying combined statements of operations have been restated as of January 1, 2001, to reflect the gain on sale and operations of Northgate Village Limited Partnership and Southward Limited Partnership as gain from sale of discontinued operations and income from discontinued operations, respectively, due to their sales in December 2002 and June 2001, respectively.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. As a result, the accompanying combined statements of operations have been restated to reflect the gains on forgiveness of debt of Northgate Village Limited Partnership, Southward Limited Partnership, and Southridge Apartments Limited Partnership as a income from discontinued operations, due to their sales in 2002, 2001, and 2000, respectively.

2. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                December 31, 2002
                                                 (in thousands)
Net tenant accounts receivable                        $ 10
Housing assistance receivable (see Note 3)               34
Accounts receivable - interest                           10
Interest reduction payment receivable                     8
Accounts and notes receivable - operations               10

Net accounts receivable                               $ 72

3. HOUSING ASSISTANCE AGREEMENTS

The Federal Housing Administration (FHA) has contracted with the five Local Limited Partnerships under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements vary by entity and are generally renewable on an annual basis. The agreements expire at various dates over the year. Each Local Limited Partnership had an agreement in effect during 2002. The Local Limited Partnerships received a total of approximately $2,083,000 and $2,312,000 in the form of housing assistance payments during 2002 and 2001, respectively, which is included in Rental Income and gain from discontinued operations on the combined statements of operations.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This legislation affects 644 units, or 91% of the units in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total       Percentage of
                         Units        Subsidized Units          Total Units

2003                      477                74%                    67%
2004                      167                26%                    24%
Total                     644               100%                    91%

Of the units (644 in total) receiving rent subsidies from Section 8, 477 the units have their contracts expiring during the year ending December 31, 2003. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the
Section 8 program,  even with full debt restructuring;  or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

4. RENTAL PROPERTY

Rental property consists of the following:

                                             December 31, 2002
                                               (in thousands)

Land                                              $ 1,583
Buildings and improvements                          17,640
Equipment and furniture                              1,414
                                                    20,637

Less accumulated depreciation                       (8,920)

Net rental property                               $ 11,717

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

Approximate maturities of mortgage notes payable for the next five years are as follows (in thousands):

          2003                 $ 399
          2004                   430
          2005                   463
          2006                   499
          2007                   529
       Thereafter              2,991
                              $5,311

6. NOTES PAYABLE

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

These notes matured as follows:


Local Partnership                             Due Date   Note Amount  Accrued Interest
                                                                (in thousands)
San Jose Limited Partnership                  8/29/99*     $ 1,699        $ 3,119
Gates Mills I Limited Partnership             10/1/99*        2,667          4,866
Hurbell IV Limited Partnership                11/9/99*          648          1,060

Total Delinquent                                           $ 5,014        $ 9,045

* Notes are in default.

The Limited Partnerships are currently in default on the required annual interest payments and the Partnership interests are subject to potential foreclosure.

7. DUE TO PARTNERS

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner of approximately $45,000 and $64,000 during the years ended December 31, 2002 and 2001, respectively. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. During the years ended December 31, 2002 and 2001, the Local Limited Partnerships paid approximately $128,000 and $162,000, respectively. The accumulated fees owed to NHP are approximately $222,000 at December 31, 2002.

During the years ended December 31, 2002 and 2001, the General Partner advanced approximately $1,000 and $39,000 to one and four Local Limited Partnerships, respectively, to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). During the year ended December 31, 2002, two Local Limited Partnership made principal payments to the General Partners of approximately $43,000. During the year ended December 31, 2001, three Local Limited Partnerships made principal payments to the General Partner of approximately $351,000 and approximately $180,000 was forgiven. At December 31, 2002, the balance owed to the General Partner by the Local Limited Partnerships was approximately $89,000, including accrued interest of approximately $19,000. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2% or 6.25% at December 31, 2002.

During the years ended December 31, 2002 and 2001, no advances were made by the Partnership to the Local Limited Partnerships. Repayment of an advance of approximately $6,000 and accrued interest of approximately $3,000 was received from one Local Limited Partnership during the year ended December 31, 2002. Accrued interest of approximately $15,000 was received from one Local Limited Partnership during the year ended December 31, 2001. At December 31, 2002, the Partnership's working capital advances to Local Limited Partnerships amounted to approximately $78,000. Accrued interest on the Partnership's working capital advances to Local Limited Partnerships was approximately $103,000 at December 31, 2002. Interest is charged at the Chase Manhattan Bank rate of prime plus 2% or 6.25% at December 31, 2002.

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

9. IMPAIRMENT LOSS ON RENTAL PROPERTY

Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell.

During the year ended December 31, 2001, Forest Green Limited Partnership and Village Green Limited Partnership recognized an impairment loss on their respective rental property in the amount of approximately $59,000 and $69,000, respectively. These impairment losses were the result of the net carrying value of the assets exceeding the estimated net realizable value. No impairment losses were recorded during the year ended December 31, 2002.

Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 2002. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

10. RELATED-PARTY TRANSACTIONS

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects operated by four of the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned approximately $344,000 and $398,000 from the Local Limited Partnerships for management fees provided to the Local Limited Partnerships during the years ended December 31, 2002 and 2001, respectively. During the year ended December 31, 2001, the four Local Limited Partnerships operated by an affiliate of the General Partner were charged a fee related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current year additions to fixed assets. This fee is payable from surplus cash. This fee of approximately $10,000 and $72,000 for the years ended December 31, 2002 and 2001, respectively, has been capitalized as part of fixed assets for the respective Local Limited Partnership.

Personnel working at the project sites, which are managed by NHPMC are employees of NHPMC. The projects reimburse NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2002 and 2001 were approximately $490,000 and $594,000, respectively.

An affiliate of the Local Partner of Gates Mills I Limited Partnership provides management services for the property owned by the Local Limited Partnership. During the year ended December 31, 2002 and 2001, the affiliate received approximately $61,000 and $65,000, respectively, for these services. Additionally, in 2002 and 2001, approximately $15,000 was paid to this affiliate for accounting services and approximately $13,000 and $10,000, respectively, was paid to another affiliate for painting services.

During the year ended December 31, 2002, the General Partner was entitled to reimbursement of accountable administrative expenses of approximately $39,000 from one Local Limited Partnership. There were no such reimbursements during the year ended December 31, 2001.

11. GOING CONCERN

Certain of the Local Limited Partnership's notes payable are past due at December 31, 2002, and therefore, the notes are in default (see Note 6). Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of these notes, or to repay or to refinance the notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

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

13.   Disposals of Rental Properties

During the year ended December 31, 2002, Northgate Village Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Northgate Village Apartments. The closing occurred on December 16, 2002, with a sale price of $3,500,000. Net proceeds of approximately $3,389,000 were used to repay the mortgage encumbering the property and the holder ("AIMCO") of the Northgate Village note received payment of approximately $2,131,000. It is expected that additional payments will be made in 2003 on the note, which was secured by the Partnership's interest in the Local Limited Partnership, and that AIMCO will forgive the remaining unpaid balance. The Local Limited Partnership recognized a gain on the sale of approximately $1,215,000, which is included in gain from sale of discontinued operations, and a gain on debt forgiveness of approximately $100,000, which is included in gain from discontinued operations.

During the year ended December 31, 2001, the noteholder foreclosed on the Partnership's interest in Griffith Limited Partnership. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the note holder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

During the year ended December 31, 2001, Southward Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Parker Square Apartments. The closing occurred on June 29, 2001, with a sale price of $3,300,000. Net proceeds after payment of closing costs of approximately
$2,686,000 were used to repay the mortgage encumbering the property, with the holders of the Parker Square note payable receiving the remaining net proceeds in full satisfaction of amounts due on their note, which was secured by the Partnership's interest in the Local Limited Partnership. Any unpaid balances were forgiven. The Local Limited Partnership recognized a gain on sale of approximately $268,000, which is included in gain from sale of discontinued operations, and a gain on debt forgiveness of approximately $2,656,000 in 2001, which is included in gain from discontinued operations.

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

14. SUBSEQUENT EVENTS

On January 3, 2003, Forest Green Limited Partnership sold Forest Green Apartments to an unaffiliated third party for a gross sale price of $1,725,000. The Local Limited Partnership used a portion of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $720,000.

On January 3, 2003, Village Green Limited Partnership sold Village Green Apartments to an unaffiliated third party for a gross sale price of $1,725,000. The Local Limited Partnership used a portion of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $522,000.