Form 10QSB
period 2003-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2003-05-14
CIK 731131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-13465


                     NATIONAL HOUSING  PARTNERSHIP  REALTY FUND I
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




                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                                  Balance Sheet
                        (in thousands, except unit data)
                                   (Unaudited)

                                 March 31, 2003


ASSETS
   Cash and cash equivalents                                    $   11
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                         33
                                                                $   44

LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Liabilities
   Administrative and reporting fee payable to
      General Partner (Note 3)                                  $   22
   Other accrued expenses                                           10
                                                                    32

Partners' (deficit) equity
   General Partner -- The National Housing
      Partnership (NHP)                                            (88)
   Original Limited Partner -- 1133 Fifteenth
      Street Associates                                            (93)
   Other Limited Partners -- 11,356 investment
      units                                                        193
                                                                    12
                                                                $   44


                   See Accompanying Notes to Financial Statements

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Operations
                      (in thousands, except per unit data)
                                   (Unaudited)





                                                         Three Months Ended
                                                              March 31,
                                                             2003       2002
Revenues:
  Interest received on advances to Local Limited
    Partnerships                                         $   129    $     3

Costs and expenses:
  Share of losses from Local Limited
   Partnerships (Note 2)                                     248          34
  Administrative and reporting fees
   to General Partner (Note 3)                                22          22
  Interest expense on loans from General Partner
    (Note 3)                                                  --           1
  Other operating expenses                                    12          14
      Total expenses                                         282          71

Net loss                                                 $  (153)    $   (68)

Allocation of net loss:
  General Partner - NHP                                  $    (1)    $    (1)
  Original Limited Partner - 1133 Fifteenth Street
   Associates                                                 (1)         (1)
  Other Limited Partners                                    (151)        (66)
                                                         $  (153)    $   (68)

Net loss per Other Limited Partnership Interest          $(13.21)    $ (5.74)

Distribution per Other Limited Partnership Interest      $ 55.12     $    --

                   See Accompanying Notes to Financial Statements

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                 Statement of Changes in Partners' (Deficit) Equity
                        (in thousands, except unit data)
                                   (Unaudited)



                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership     Street        Limited
                                     (NHP)      Associates      Partners      Total

(Deficit) equity at
   December 31, 2002                 $  (87)      $  (92)        $  974      $  795

Distributions to partners                --           --           (630)       (630)

Net loss for the three months
   ended March 31, 2003                  (1)          (1)          (151)       (153)

(Deficit) equity at
   March 31, 2003                   $   (88)      $  (93)        $  193      $   12

Percentage interest at
   March 31, 2003                        1%           1%            98%        100%
                                         (A)          (B)            (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists  of  11,356  investment  units  at  March  31,  2003  and  11,429 investment units at December 31, 2002. During the three months ended March
      31, 2003, 73 units were abandoned (Note 6).

                   See Accompanying Notes to Financial Statements

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                                    2003         2002
Cash flows from operating activities:
  Administrative and reporting fees paid to General Partner      $(1,111)     $  (150)
  Interest paid on General Partner loans                              --          (23)
  Interest received on advances to Local Limited
   Partnerships                                                      129            3
  Operating expenses paid                                             (2)         (41)

  Net cash used in operating activities                             (984)        (211)

Cash flows from investing activities:
  Distributions from Local Limited Partnerships                    1,535           --
  Repayment of advances to Local Limited Partnerships                 78            6

  Net cash provided by investing activities                        1,613            6

Cash flows from financing activities:
  Distributions to partners                                         (630)          --
  Payment of advances from General Partner                            --         (158)

  Net cash used in financing activities                             (630)        (158)

Net decrease in cash and cash equivalents                             (1)        (363)

Cash and cash equivalents, beginning of period                        12          426

Cash and cash equivalents, end of period                         $    11      $    63

Reconciliation of net loss to net cash used in operating activities:
     Net loss                                                    $  (153)     $   (68)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
     Share of losses from Local Limited Partnerships                 248           34
     Decrease in administrative and reporting fees payable
      to General Partner                                          (1,089)        (128)
     Decrease in accrued interest on partner loans                    --          (22)
     Increase (decrease) in accrued expenses                          10          (27)
        Total adjustments                                           (831)        (143)
Net cash used in operating activities                            $  (984)     $  (211)

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

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

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in four other Local Limited
Partnerships: Forest Green Limited Partnership, San Jose Limited Partnership, Hurbell IV Limited Partnership and Village Green Limited Partnership. The Partnership owned a 99% interest in five other Local Limited Partnerships, two of which were sold during 2000, one of which was sold during 2001, one of which was foreclosed upon during 2001, and one of which was sold during 2002.

On January 3, 2003, Forest Green Limited Partnership sold Forest Green Apartments to an unaffiliated third party for a gross sale price of $1,725,000. A portion of the net proceeds of approximately $1,653,000 was used to repay the mortgage encumbering the property. The Local Limited Partnership recognized a loss on the sale of approximately $100,000 for the three months ended March 31, 2003, which is included in loss from sale of discontinued operations in the combined statements of operations below.

On January 3, 2003, Village Green Limited Partnership sold Village Green Apartments to an unaffiliated third party for a gross sale price of $1,725,000. A portion of the net proceeds of approximately $1,653,000 was used to repay the mortgage encumbering the property. The Local Limited Partnership recognized a loss on the sale of approximately $89,000 for the three months ended March 31, 2003, which is included in loss from sale of discontinued operations in the combined statements of operations below.

During 2002, Northgate Village Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Northgate Village Apartments. The closing occurred on December 16, 2002, with a sale price of $3,500,000. Net proceeds of approximately $3,389,000 were used to repay the mortgage encumbering the property and the holder ("AIMCO") of the Northgate Village note received payment of approximately $2,131,000.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of March 31, 2003, investments in three of the Local Limited Partnerships had been reduced to zero. The Partnership recognized approximately $248,000 and $34,000 of its allocated share of losses from two Local Limited Partnerships in which it had a carrying basis for the three months ended March 31, 2003 and 2002, respectively. The Partnership did not recognize approximately $128,000 of its allocated share of losses from three Local Limited Partnerships for the three months ended March 31, 2003, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $150,000 of its allocated share of losses from four Local Limited Partnerships for the three months ended March 31, 2002, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. As of March 31, 2003, the Partnership has not recognized approximately $8,046,000 of its allocated share of cumulative losses from the three Local Limited Partnerships in which its investment is zero.

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

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by three of the remaining Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these three Local Limited Partnerships, has been reduced to zero at March 31, 2003. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Limited Partnerships. These advances are payable to the Partnership. Interest is calculated at the prime rate plus 2% (6.25% at March 31, 2003). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the three months ended March 31, 2003 and 2002, the Partnership made no advances for working capital purposes. During the three months ended March 31, 2003 and 2002, the Partnership received approximately $78,000 and $6,000, respectively, as repayment of advances plus accrued interest of approximately $129,000 and $3,000, respectively, from two Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at March 31, 2003.

The following are combined statements of operations for the three months ended March 31, 2003 and 2002, respectively, of the Local Limited Partnerships in which the Partnership has invested. The combined financial statements have been restated as of January 1, 2001, in accordance with Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", to reflect the loss from operations of Village Green Apartments and Forest Green Apartments as loss from discontinued operations due to their sales in January 2003. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                                          COMBINED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                                       March 31,
                                                  2003          2002
                                                             (Restated)
                                                      (in thousands)
Rental income                                    $  564        $  551
Other income                                         30            31
   Total revenues                                   594           582
Operating expenses                                  377           392
Interest, taxes, and insurance                      230           218
Depreciation                                        117           109
   Total expenses                                   724           719
Loss from continuing operations                    (130)         (137)

Loss from sale of discontinued operations          (189)           --
Loss from discontinued operations                   (61)          (50)
   Net loss                                      $ (380)       $ (187)
National Housing Partnership Realty Fund I
 share of losses                                 $ (376)       $ (184)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During both the three months ended March 31, 2003 and 2002, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $22,000 for services provided to the Partnership. During the three months ended March 31, 2003 and 2002, the Partnership made payments of approximately $1,111,000 and $150,000, respectively, to the General Partner for accrued administrative and reporting fees. As of March 31, 2003, the Partnership owed approximately $22,000 to the General Partner for accrued administrative and reporting fees.

There were no working capital advances made by the General Partner to the Partnership during the three months ended March 31, 2003 and 2002. Interest accrued for the three months ended March 31, 2002 was approximately $1,000. Interest was charged at the Chase Manhattan Bank prime interest rate plus 2%. During the three months ended March 31, 2002, the Partnership repaid advances of approximately $158,000 and accrued interest of approximately $23,000 to the General Partner. There were no outstanding loans or associated accrued interest payable to the General Partner at March 31, 2003.

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

(6) ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the three months ended March 31, 2003, the number of Limited Partnership Units decreased by 73 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonments. However, the limited partner is allocated his or her share of net income or loss for that year. The loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments during the three months ended March 31, 2002.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Partnership had cash and cash equivalents of approximately $11,000 at March 31, 2003 as compared to approximately $63,000 at March 31, 2002. The Partnership had cash and cash equivalents of approximately $12,000 at December 31, 2002. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 2003, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. The Partnership's only other form of liquidity is from General Partner loans. No such loans were advanced during the three months ended March 31, 2003 and 2002. During the three months ended March 31, 2003, the Partnership did not repay any advances or accrue interest to the General Partner as none were owed during 2003. During the three months ended March 31, 2002, the Partnership repaid advances of approximately $158,000 and accrued interest of approximately $23,000 to the General Partner. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

At March 31, 2003, the Partnership owed the General Partner approximately $22,000 for administrative and reporting services performed. During the three months ended March 31, 2003 and 2002, payments of approximately $1,111,000 and $150,000, respectively, were made by the Partnership to the General Partner for administrative and reporting services. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather the payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

During the three months ended March 31, 2003 and 2002, the Partnership made no advances for working capital purposes to any of the Local Limited Partnerships. During the three months ended March 31, 2003 and 2002, the Partnership received approximately $78,000 and $6,000 as repayment of advances plus accrued interest of approximately $129,000 and $3,000, respectively, from two Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at March 31, 2003.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 2003, investments in three of the Local Limited Partnerships has been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. Approximately $1,535,000 in distributions were received from two Local Limited Partnership in which the Partnership has an investment during the three months ended March 31, 2003 from proceeds from the sales of the underlying properties (as discussed below). No cash distributions were received from the Local Limited Partnerships during the three months ended March 31, 2002. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

During the three months ended March 31, 2003, the Partnership distributed approximately $630,000 to the Other Limited Partners (approximately $55.12 per Other Limited Partnership Interest) from proceeds from the sales of the underlying properties of Forest Green Limited Partnership and Village Green Limited Partnership. There were no distributions to the partners during the three months ended March 31, 2002. There is no guarantee that the Local Limited Partnerships will generate future surplus cash to permit further distributions to the partners during the remainder of 2003 or subsequent periods.

On January 3, 2003, Forest Green Limited Partnership sold Forest Green Apartments to an unaffiliated third party for a gross sale price of $1,725,000. A portion of the net proceeds of approximately $1,653,000 was used to repay the mortgage encumbering the property. The Local Limited Partnership recognized a loss on the sale of approximately $100,000 for the three months ended March 31, 2003, which is included in loss from sale of discontinued operations in the combined statements of operations in Note 2 to the Partnership's financial statements.

On January 3, 2003, Village Green Limited Partnership sold Village Green Apartments to an unaffiliated third party for a gross sale price of $1,725,000. A portion of the net proceeds of approximately $1,653,000 was used to repay the mortgage encumbering the property. The Local Limited Partnership recognized a loss on the sale of approximately $89,000 for the three months ended March 31, 2003, which is included in loss from sale of discontinued operations in the combined statements of operations in Note 2 to the Partnership's financial statements.

During 2002, Northgate Village Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Northgate Village Apartments. The closing occurred on December 16, 2002, with a sale price of $3,500,000. Net proceeds of approximately $3,389,000 were used to repay the mortgage encumbering the property and the holder ("AIMCO") of the Northgate Village note received payment of approximately $2,131,000.

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

RESULTS OF OPERATIONS

The Partnership retains an interest in five Local Limited Partnerships, which operate three rental housing properties. Two Local Limited Partnerships in which the Partnership retains an investment, Forest Green Limited Partnership and Village Green Limited Partnership, sold their underlying properties on January 3, 2003 (as discussed in "Liquidity and Capital Resources"). Due to the use of the equity method of accounting as discussed in "Note 2" to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the profits or losses of the Local Limited Partnerships. Three of the five remaining investments in Local Limited Partnership have been reduced to zero. As a result, the Partnership's operations are no longer being affected by their share of the operations. The Partnership has recorded its share of operations in the remaining two Local Limited Partnerships which amounted to losses of approximately $248,000 for the three months ended March 31, 2003. The Partnership's share of operations for the three months ended March 31, 2002 amounted to losses of approximately $34,000.

The Partnership realized net losses of approximately $153,000 and $68,000 for the three months ended March 31, 2003 and 2002, respectively. Net loss per unit of limited partnership interest was $13.21 and $5.74 for the three months ended March 31, 2003 and 2002, respectively. The increase in net loss is primarily due to an increase in the Partnership's share of losses from the Local Limited Partnerships, partially offset by an increase in interest received on advances to Local Limited Partnerships. The Partnership did not recognize approximately $128,000 of its allocated share of losses from three Local Limited Partnerships for the three months ended March 31, 2003, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $150,000 of its allocated share of losses from four Local Limited Partnerships for the three months ended March 31, 2002, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero.

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

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            a)    Exhibits

                    99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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


                            Date: May 13, 2003

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


Date: May 13, 2003

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


Date: May 13, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Partnership Realty Fund I (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 13, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.