Form 10QSB
period 2003-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2003-08-12
CIK 731131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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
                                   (Unaudited)

                                  June 30, 2003


ASSETS
   Cash and cash equivalents                                    $   96
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                         --
                                                                $   96

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
   Other accrued expenses                                       $   16

Partners' (deficiency) capital
   General Partner - The National Housing
      Partnership (NHP)                                            (88)
   Original Limited Partner -- 1133 Fifteenth
      Street Associates                                            (93)
   Other Limited Partners -- 11,356 investment
      units                                                        261
                                                                    80
                                                                $   96

                   See Accompanying Notes to Financial Statements

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Operations
                      (in thousands, except per unit data)
                                   (Unaudited)



                                               Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                                2003        2002        2003         2002

Revenues:
  Share of profits (losses) from Local
    Limited Partnerships (Note 2)            $   112     $    12     $  (136)    $   (22)
  Interest received on advances to Local
   Limited Partnerships (Note 2)                  --          --         129           3
         Total revenues                          112          12          (7)        (19)

Costs and Expenses:
  Loss on investment in Local Limited
   Partnership (Note 2)                           11          --          11          --
  Administrative and reporting fees to
     General Partner (Note 3)                     21          22          43          44
  Interest expense on loans from General
   Partner (Note 3)                               --          --          --           1
  Other operating expenses                        12          13          24          27
         Total expenses                           44          35          78          72

Net income (loss)                            $    68     $   (23)    $   (85)    $   (91)

Allocation of net income (loss):
  General Partner - NHP                      $    --     $    --     $    (1)    $    (1)
  Original Limited Partner - 1133
   Fifteenth Street Associates                    --          --          (1)         (1)
  Other Limited Partners                          68         (23)        (83)        (89)
                                             $    68     $   (23)    $   (85)    $   (91)

Net income (loss) per Other Limited
 Partnership Interest                        $  5.95     $ (2.00)    $ (7.26)    $ (7.75)

Distribution per Other Limited
 Partnership Interest                        $    --     $    --     $ 55.12     $    --


                   See Accompanying Notes to Financial Statements

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                 Statement of Changes in Partners' (Deficiency) Capital
                        (in thousands, except unit data)
                                   (Unaudited)



                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership     Street        Limited
                                     (NHP)      Associates      Partners     Total

(Deficiency) capital at
   December 31, 2002                 $  (87)      $  (92)        $  974      $  795

Distribution to partners                 --           --           (630)       (630)

Net loss for the six months
   ended June 30, 2003                   (1)          (1)           (83)        (85)

(Deficiency) capital at
   June 30, 2003                    $   (88)      $  (93)        $  261      $   80

Percentage interest at
   June 30, 2003                         1%           1%            98%        100%
                                         (A)          (B)            (C)


(A)   General Partner
(B)   Original Limited Partner
(C) Consists of 11,356 investment units at June 30, 2003 and 11,429 investment units at December 31, 2002. During the six months ended June 30, 2003, 73 units were abandoned (Note 6).


                   See Accompanying Notes to Financial Statements

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                  Six Months Ended
                                                                        June 30,
                                                                   2003         2002
Cash flows from operating activities:
   Administrative and reporting fees paid to General
     Partner                                                   $(1,154)      $ (150)
   Interest paid on General Partner loans                           --          (23)
   Interest received on advances to Local Limited
     Partnerships                                                  129            3
   Operating expenses paid                                          (8)         (45)
   Net cash used in operating activities                        (1,033)        (215)

Cash flows from investing activities:
   Distributions from Local Limited Partnerships                 1,669           --
   Repayment of advances to Local Limited Partnerships              78            6
   Net cash provided by investing activities                     1,747            6
Cash flows from financing activities:
   Distribution to partners                                       (630)          --
   Repayment of advances from General Partner                       --         (158)
   Net cash used in financing activities                          (630)        (158)

Net increase (decrease) in cash and cash equivalents                84         (367)

Cash and cash equivalents, beginning of period                      12          426

Cash and cash equivalents, end of period                       $    96      $    59

Reconciliation of net loss to net cash used in operating activities:
     Net loss                                                  $   (85)     $   (91)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
     Share of losses from Local Limited Partnerships               136           22
     Loss on investment in Local Limited Partnership                11           --
     Decrease in administrative and reporting
       fees payable to General Partner                          (1,111)        (106)
     Decrease in accrued interest on partner loans                  --          (22)
     Increase (decrease) in other accrued expenses                  16          (18)
        Total adjustments                                         (948)        (124)
Net cash used in operating activities                          $(1,033)     $  (215)


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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At June 30, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships is zero due to the recorded investment in these partnerships having been reduced to zero. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in two other Local Limited
Partnerships: San Jose Limited Partnership and Hurbell IV Limited Partnership. The Partnership owned a 99% interest in seven other Local Limited Partnerships, two of which were sold during 2000, one of which was sold during 2001, one of which was foreclosed upon during 2001, one of which was sold during 2002 and two of which were sold during the six months ended June 30, 2003.

On January 3, 2003, Forest Green Limited Partnership sold Forest Green Apartments to an unaffiliated third party for a gross sale price of $1,725,000. A portion of the net proceeds of approximately $1,653,000 was used to repay the mortgage encumbering the property. The Local Limited Partnership recognized a loss on the sale of approximately $39,000 for the six months ended June 30, 2003, which is included in loss from sale of discontinued operations in the combined statements of operations below.

On January 3, 2003, Village Green Limited Partnership sold Village Green Apartments to an unaffiliated third party for a gross sale price of $1,725,000. A portion of the net proceeds of approximately $1,653,000 was used to repay the mortgage encumbering the property. The Local Limited Partnership recognized a loss on the sale of approximately $34,000 for the six months ended June 30, 2003, which is included in loss from sale of discontinued operations in the combined statements of operations below.

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

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of June 30, 2003, investments in the three remaining Local Limited Partnerships had been reduced to zero. The Partnership recognized approximately $136,000 and $22,000 of its allocated share of losses from two Local Limited Partnerships in which it had a carrying basis for the six months ended June 30, 2003 and 2002, respectively. The Partnership did not recognize approximately $308,000 of its allocated share of losses from four Local Limited Partnerships for the six months ended June 30, 2003, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $174,000 of its allocated share of losses from four Local Limited Partnerships for the six months ended June 30, 2002, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. As of June 30, 2003, the Partnership has not recognized approximately $8,208,000 of its allocated share of cumulative losses from the three Local Limited Partnerships in which its investment is zero. The Partnership's allocated share of losses from Forest Green Limited Partnership for the six months ended June 30, 2003 includes approximately $18,000 which the Partnership did not recognize, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero.

San Jose, Gates Mills I and Hurbell IV Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due August 29, 1999, October 1, 1999, and November 9, 1999, respectively. Interest continues to be paid or accrued under the original terms of the respective agreements. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. The noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. There can be no assurance as to when, or if, such holders may seek to exercise such rights. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the three remaining Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these three Local Limited Partnerships, has been reduced to zero at June 30, 2003. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Limited Partnerships. These advances are payable to the Partnership. Interest is calculated at the prime rate plus 2% (6.00% at June 30, 2003). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the six months ended June 30, 2003 and 2002, the Partnership made no advances for working capital purposes. During the six months ended June 30, 2003 and 2002, the Partnership received approximately $78,000 and $6,000, respectively, as repayment of advances plus accrued interest of approximately $129,000 and $3,000, respectively, from two Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at June 30, 2003.

The following are combined statements of operations for the three and six months ended June 30, 2003 and 2002, respectively, of the Local Limited Partnerships in which the Partnership has invested. The combined financial statements have been restated as of January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", to reflect the loss from operations of Northgate Village Apartments, Village Green Apartments and Forest Green Apartments as loss from discontinued operations due to their sales in December 2002 and January 2003. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                             COMBINED STATEMENTS OF OPERATIONS


                                         Three Months Ended          Six Months Ended
                                              June 30,                   June 30,
                                          2003         2002           2003          2002
                                                    (Restated)                  (Restated)
                                                         (in thousands)
Rental income                          $    563      $    553     $  1,127     $  1,104
Other income                                 31           143           61          174
   Total revenues                           594           696        1,188        1,278

Operating expenses                          413           382          790          774
Interest, taxes, and insurance              226           221          456          439
Depreciation                                119           112          236          221
   Total expenses                           758           715        1,482        1,434
Loss from continuing operations            (164)          (19)        (294)        (156)
Gain (loss) from sale of
 discontinued operations                    116            --          (73)          --
(Loss) income from discontinued
 operations                                 (21)            7          (82)         (43)
Net loss                              $     (69)    $     (12)    $   (449)    $   (199)
National Housing Partnership
   Realty Fund I share of losses      $     (68)    $     (12)    $   (444)    $   (196)


(3) TRANSACTIONS WITH THE GENERAL PARTNER

During the six months ended June 30, 2003 and 2002, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $43,000 and $44,000, respectively, for services provided to the Partnership. During the six months ended June 30, 2003 and 2002, the Partnership made payments of approximately $1,154,000 and $150,000, respectively, to the General Partner for accrued administrative and reporting fees. No administrative and reporting fees were owed to the General Partner as of June 30, 2003.

There were no working capital advances made by the General Partner to the Partnership during the six months ended June 30, 2003 and 2002. Interest accrued for the six months ended June 30, 2002 was approximately $1,000. Interest was charged at the Chase Manhattan Bank prime interest rate plus 2%. During the six months ended June 30, 2002, the Partnership repaid advances of approximately $158,000 and accrued interest of approximately $23,000 to the General Partner. There were no outstanding loans or associated accrued interest payable to the General Partner at June 30, 2003.

Future accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

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

(6) ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the six months ended June 30, 2003 and 2002, the number of Limited Partnership Units decreased by 73 and 60 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonments. However, the limited partner is allocated his or her share of net income or loss for that year. The loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

The Partnership had cash and cash equivalents of approximately $96,000 at June 30, 2003 as compared to approximately $59,000 at June 30, 2002. The Partnership had cash and cash equivalents of approximately $12,000 at December 31, 2002. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 2003, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. The Partnership's only other form of liquidity is from General Partner loans. No such loans were advanced during the six months ended June 30, 2003 and 2002. During the six months ended June 30, 2003, the Partnership did not repay any advances or accrue interest to the General Partner as none were owed during 2003. During the six months ended June 30, 2002, the Partnership repaid advances of approximately $158,000 and accrued interest of approximately $23,000 to the General Partner. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

No administrative and reporting fees were owed to the General Partner as of June 30, 2003. During the six months ended June 30, 2003 and 2002, payments of approximately $1,154,000 and $150,000, respectively, were made by the Partnership to the General Partner for administrative and reporting services. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay future administrative and reporting fees owed; rather the payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

During the six months ended June 30, 2003 and 2002, the Partnership made no advances for working capital purposes to any of the Local Limited Partnerships. During the six months ended June 30, 2003 and 2002, the Partnership received approximately $78,000 and $6,000 as repayment of advances plus accrued interest of approximately $129,000 and $3,000, respectively, from two Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at June 30, 2003.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 2003, investments in the three remaining Local Limited Partnerships have been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. There were no distributions received in excess of investment in Local Limited Partnerships during the six months ended June 30, 2003 and 2002. Approximately $1,669,000 in distributions were received from the two Local Limited Partnerships in which the Partnership had an investment during the six months ended June 30, 2003 from proceeds from the sales of the underlying properties (as discussed below). No cash distributions were received from the Local Limited Partnerships during the six months ended June 30, 2002. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

During the six months ended June 30, 2003, the Partnership distributed approximately $630,000 to the Other Limited Partners (approximately $55.12 per Other Limited Partnership Interest) from proceeds from the sales of the underlying properties of Forest Green Limited Partnership and Village Green Limited Partnership. There were no distributions to the partners during the six months ended June 30, 2002. There is no guarantee that the Local Limited Partnerships will generate future surplus cash to permit further distributions to the partners during the remainder of 2003 or subsequent periods.

On January 3, 2003, Forest Green Limited Partnership sold Forest Green Apartments to an unaffiliated third party for a gross sale price of $1,725,000. A portion of the net proceeds of approximately $1,653,000 was used to repay the mortgage encumbering the property. The Local Limited Partnership recognized a loss on the sale of approximately $39,000 for the six months ended June 30, 2003, which is included in loss from sale of discontinued operations in the combined statements of operations in Note 2 to the Partnership's financial statements.

On January 3, 2003, Village Green Limited Partnership sold Village Green Apartments to an unaffiliated third party for a gross sale price of $1,725,000. A portion of the net proceeds of approximately $1,653,000 was used to repay the mortgage encumbering the property. The Local Limited Partnership recognized a loss on the sale of approximately $34,000 for the six months ended June 30, 2003, which is included in loss from sale of discontinued operations in the combined statements of operations in Note 2 to the Partnership's financial statements.

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

San Jose, Gates Mills I and Hurbell IV Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes were nonrecourse notes secured by a security interest in all partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due August 29, 1999, October 1, 1999, and November 9, 1999, respectively. Interest continues to be paid or accrued under the original terms of the respective agreements. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. The noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. There can be no assurance as to when, or if, such holders may seek to exercise such rights. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

The Partnership retains an interest in three Local Limited Partnerships, which operate three rental housing properties. Two Local Limited Partnerships in which the Partnership had an investment, Forest Green Limited Partnership and Village Green Limited Partnership, sold their underlying properties on January 3, 2003 (as discussed in "Liquidity and Capital Resources"). Due to the use of the
equity method of accounting as discussed in "Note 2" to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the profits or losses of the Local Limited Partnerships. The three remaining investments in Local Limited Partnership have been reduced to zero. As a result, the Partnership's operations are no longer being affected by their share of the operations. The Partnership has recorded its share of operations in the two Local Limited Partnerships which sold their properties which amounted to losses of approximately $136,000 for the six months ended June 30, 2003. The Partnership's share of operations for the six months ended June 30, 2002 amounted to losses of approximately $22,000.

The Partnership realized net income (loss) of approximately $68,000 and ($85,000) for the three and six months ended June 30, 2003, respectively, compared to net losses of approximately $23,000 and $91,000, respectively, for the three and six months ended June 30, 2002. Net income (loss) per unit of limited partnership interest was $5.95 and ($7.26) for the three and six months ended June 30, 2003, respectively, and ($2.00) and ($7.75) for the three and six months ended June 30, 2002, respectively. The increase in net income for the three months ended June 30, 2003 is primarily due to an increase in the Partnership's share of profits from the Local Limited Partnerships, partially offset by the loss recorded on investment in Local Limited Partnership. The decrease in net loss for the six months ended June 30, 2003 is primarily due to an increase in interest received on advances to Local Limited Partnerships, partially offset by an increase in the Partnership's share of losses from the Local Limited Partnerships and the loss recorded on investment in Local Limited Partnership. The loss recorded on investment in Local Limited Partnership during the three and six months ended June 30, 2003 is comprised of the write-off of the remaining investment balance of the Partnership in Village Green Limited Partnership as a result of its liquidation during 2003. The Partnership did not recognize approximately $308,000 of its allocated share of losses from four Local Limited Partnerships for the six months ended June 30, 2003, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $174,000 of its allocated share of losses from four Local Limited Partnerships for the six months ended June 30, 2002, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership's allocated share of losses from Forest Green Limited Partnership for the six months ended June 30, 2003 includes approximately $18,000 which the Partnership did not recognize, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At June 30, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships is zero due to the recorded investment in these partnerships having been reduced to zero. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            a)    Exhibits


                  31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2003.

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

                            Date: August 12, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Housing Partnership Realty Fund I;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date: August 12, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    President  of National  Corporation  for
                                    Housing Partnerships, equivalent of the
                                    chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Housing Partnership Realty Fund I;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Partnership Realty Fund I (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 12, 2003

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.