Form 10KSB
period 2003-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2004-03-29
CIK 731131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                 For the fiscal year ended December 31, 2003

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

                      11,356 Limited Partnership Interests
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year.   $129,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's business is to hold limited partnership interests in three limited partnerships ("Local Limited Partnerships"), each of which owns and operates a multi-family rental housing property ("Properties") which receives one or more forms of assistance from the Federal Government at December 31, 2003. The Partnership held interests in two limited partnerships which sold their properties during the year ended December 31, 2003 and an interest in one limited partnership which sold its property during the year ended December 31, 2002. The Partnership held interests in four other Local Limited Partnerships, three of which sold their properties and one whose interest was foreclosed upon prior to 2002.

The Partnership acquired interests in the Local Limited Partnerships from sellers who originally developed the Properties. In each instance, NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for information relating to the Partnership's rights and obligations to make additional contributions or loans to Local Limited Partnerships.

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

The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:

          SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
    IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND I HAS AN INVESTMENT


                                                          Units
                                           Financed,    Authorized        Occupancy
                                            Insured     for Rental        Percentage
                                              and       Assistance     for the Year Ended
 Property Name, Location       Number of  Subsidized      Under           December 31,
   and Partnership Name        Units         Under      Section 8 (B)  2003       2002

Forest Green                    (D)           (D)          (D)         (D)         (D)
  Gainesville, Florida
   (Forest Green Limited
     Partnership)
Howard F. Robbins Tower         191           (A)          167         100%       100%
 Mayfield Heights, Ohio
 (Gates Mills I Limited
  Partnership)
Northgate Village               (C)           (C)          (C)         (C)         (C)
  Columbus, Georgia
   (Northgate Village
     Limited Partnership)
San Jose                        220           (A)          215         100%       100%
 San Antonio, Texas
 (San Jose Limited
    Partnership)
Talladega Downs                 100           (A)          100         99%        100%
 Talladega, Alabama
 (Hurbell IV Limited
    Partnership)
Village Green                   (D)           (D)          (D)         (D)         (D)
 Gainesville, Florida
 (Village Green Limited
  Partnership

   (A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

   (B) Section 8 of Title II of the Housing and Community Development Act of 1974.

   (C)      Property was sold during the year ended December 31, 2002.

   (D)      Property was sold during the year ended December 31, 2003.

Ownership Percentages

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2003.


                         NHP Realty Fund I Original Cost
                             Percentage     of Ownership  Mortgage     Notes Payable and
       Partnership            Interest        Interest     Notes      Accrued Interest (1)

Gates Mills I L.P.               98%            $1,561      $1,663           $7,800
San Jose L.P.                    99%             1,156       1,342            4,988
Hurbell IV L.P.                  99%               372         791            1,767

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

Regulation of Affordable Housing

The Federal Housing Administration (FHA) has contracted with the three subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are one or five years with one year renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This legislation affects 482 units, or 94% of the units in which the Partnership had invested at December 31, 2003. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total       Percentage of
                         Units        Subsidized Units          Total Units

2004                     482                100%                   94%

All of the units (482 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2004. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents;
(3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

HUD Approval and Enforcement

The properties owned by the Local Limited Partnerships are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties.

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

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2003.

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

      (b) As of December 31, 2003, there were 947 registered holders of 11,356 limited partnership interests (in addition to 1133 Fifteenth Street Associates - See "Item 7. Financial Statements -
            Note 1"). In 2003 and 2002, the number of Limited Partnership Units decreased by 73 and 60 units, respectively, due to Limited Partners abandoning his or her units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

      (c) The following table sets forth the distributions made by the Partnership for the year ended December 31, 2003.

                                                  Distributions
                                                           Per Other Limited
                                        Aggregate        Partnership Interest
                                      (in thousands)
       01/01/03 - 12/31/03               $ 666 (1)              $58.27

      (1) Consists of cash from proceeds from the sales of Village Green Limited Partnership and Forest Green Limited Partnership.

            There were no distributions to the partners during the year ended December 31, 2002.

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

As discussed in Note 2 to the financial statements included in Item 7. Financial Statements, San Jose, Gates Mills I and Hurbell IV Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes are nonrecourse notes secured by both the Partnership's and NHP's interests in the Local Limited Partnerships and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Local Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due August 29, 1999, October 1, 1999, and November 9, 1999, respectively. Interest continues to be paid or accrued under the original terms of the respective agreements. Each note is in default and the noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. Continuation of the Local Limited Partnerships' operations in their present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

On January 3, 2003, Forest Green Limited Partnership sold Forest Green Apartments to an unaffiliated third party for a gross sale price of $1,725,000. A portion of the net proceeds of approximately $1,653,000 was used to repay the mortgage encumbering the property. The Local Limited Partnership recognized a loss on the sale of approximately $39,000 for the year ended December 31, 2003.

On January 3, 2003, Village Green Limited Partnership sold Village Green Apartments to an unaffiliated third party for a gross sale price of $1,725,000. A portion of the net proceeds of approximately $1,653,000 was used to repay the mortgage encumbering the property. The Local Limited Partnership recognized a loss on the sale of approximately $34,000 for the year ended December 31, 2003.

During the year ended December 31, 2002, Northgate Village Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Northgate Village Apartments. The closing occurred on December 16, 2002, with a sale price of $3,500,000. Net proceeds of approximately $3,389,000 were used to repay the mortgage encumbering the property and the holder ("AIMCO") of the Northgate Village note received payment of approximately $2,131,000. The Local Limited Partnership recognized a gain on the sale of approximately $1,215,000, which is included in gain from sale of discontinued operations, and a gain on debt forgiveness of approximately $100,000, which is included in gain from discontinued operations during the year ended December 31, 2002.

During the years ended December 31, 2003 and 2002, no advances were made by the Partnership to the Local Limited Partnerships. During the years ended December 31, 2003 and 2002, the Partnership received approximately $78,000 and $6,000 as repayment of advances plus accrued interest of approximately $129,000 and $3,000, respectively, from two Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at December 31, 2003.

During the year ended December 31, 2002, the General Partner advanced approximately $1,000 to one Local Limited Partnership, to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). During the years ended December 31, 2003 and 2002, one and two Local Limited Partnerships made principal payments to the General Partner of approximately $39,000 and $43,000, respectively. At December 31, 2003, the balance owed to the General Partner by the Local Limited Partnerships was approximately $39,000, including accrued interest of approximately $8,000. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2% or 6.00% at December 31, 2003.

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner of approximately $23,000 and $45,000 during the years ended December 31, 2003 and 2002, respectively. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. During the years ended December 31, 2003 and 2002, the Local Limited Partnerships paid approximately $131,000 and $128,000, respectively. The accumulated fees owed to NHP are approximately $121,000 at December 31, 2003.

Net cash used in operations for the year ended December 31, 2003 was approximately $1,078,000 compared to net cash used in operations of approximately $262,000 for the year ended December 31, 2002. The increase in cash used in operations was a result of an increase in payments of accrued administrative and reporting fees to the General Partner, partially offset by decreases in interest payments on outstanding General Partner loans and operating expenses paid and an increase in interest received on advances to Local Limited Partnerships.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, investment carrying values for the three remaining Local Limited Partnerships have been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships for these partnerships. There were no such distributions received during the years ended December 31, 2003 and 2002. Approximately $1,669,000 in distributions were received from the two Local Limited Partnerships in which the Partnership had an investment during the year ended December 31, 2003 from proceeds from the sales of the underlying properties (as discussed above). No cash distributions were received from the Local Limited Partnerships during the year ended December 31, 2002. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships and the sale or refinancing of the underlying properties.

The Partnership had cash and cash equivalents of approximately $15,000 at December 31, 2003 as compared to cash and cash equivalents of approximately $12,000 at December 31, 2002. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 2003, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. Total distributions received from Local Limited Partnerships were approximately $1,669,000 during the year ended December 31, 2003. There were no such distributions received from the Local Limited
Partnerships during the year ended December 31, 2002. The Partnership's only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

There were no advances made by the General Partner to the Partnership during the years ended December 31, 2003 or 2002. During the year ended December 31, 2002, the Partnership repaid the balance in advances of approximately $158,000 and accrued interest of approximately $23,000 to the General Partner. No repayments of advances were made during the year ended December 31, 2003.

As of December 31, 2003, the Partnership owed the General Partner approximately $43,000 for administrative and reporting services performed. During the years ended December 31, 2003 and 2002, the Partnership paid approximately $1,154,000 and $150,000, respectively, to the General Partner for administrative and reporting services. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather, the payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Results of Operations

At December 31, 2003, the Partnership holds an interest in three Local Limited Partnerships, which operate three rental housing properties. Forest Green Limited Partnership and Village Green Limited Partnership sold their underlying properties during the year ended December 31, 2003 (as discussed above). Due to the sale of the properties owned by these two Local Limited Partnerships, the Local Limited Partnerships recognized a loss from sale of investment property of approximately $73,000 for the year ended December 31, 2003 and (loss) income from operations of approximately ($82,000) and $41,000 was recorded for the years ended December 31, 2003 and 2002, respectively. The Partnership recognized approximately ($136,000) and $40,000 of the (losses) profits from these Local Limited Partnershipos for the years ended December 31, 2003 and 2002, respectively. Approximately $18,000 of losses from Forest Green for the year ended December 31, 2003 were not recognized as the investment balance in this Local Limited Partnership had been reduced to zero. Due to the sale of the property held by Northgate Village Limited Partnership during the year ended December 31, 2002 (as discussed above) a gain from sale of investment property of approximately $1,215,000 and income from operations of approximately $10,000 was recorded by the Local Limited Partnerships in 2002, which more than offset losses not taken in previous years. The Partnership recorded its share of profits of approximately $7,000 from this Local Limited Partnership for the year ended December 31, 2002.

The Partnership realized a net loss of approximately $157,000 for the year ended December 31, 2003, compared to a net loss of approximately $96,000 for the year ended December 31, 2002. Net loss per unit of limited partnership interest increased from $8.18 to $13.39 for the units outstanding at December 31, 2003 and 2002, respectively. The increase in net loss was primarily due to an increase in the Partnership's share of losses from the Local Limited Partnerships, partially offset by an increase in interest received on advances to Local Limited Partnerships. The loss on investment in Local Limited Partnerships of approximately $11,000 recognized in 2003 is comprised of the write-off of the remaining investment balance of the Partnership in Village Green Limited Partnership as a result of this entity liquidating during 2003. The loss on investment recognized in 2002 is comprised of the writeoff of the remaining investment balance of the Partnership in Northgate Village Limited Partnership as a result of its liquidation during 2002.

The Partnership did not recognize approximately $487,000 of its allocated share of losses from four Local Limited Partnerships for the year ended December 31, 2003, as the Partnership's net carrying basis in these partnerships was reduced to zero in a prior year (see Note 2 to the Partnership's financial statements).

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply for financial statements filed after December 15, 2004.

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

Item 7.     Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

                          Independent Auditors' Report



To The Partners of
National Housing Partnership Realty Fund I
Indianapolis, Indiana


We have audited the accompanying balance sheet of National Housing Partnership Realty Fund I (the "Partnership") as of December 31, 2003, and the related statements of operations, partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Gates Mills I Limited Partnership or Hurbell IV Limited Partnership (investees of the Partnership) for the years ended December 31, 2003 and 2002. The financial statements of these investees were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for these investees, is based solely on the reports of the other auditors.

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

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund I at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 6 to the financial statements, the due dates of certain of the Local Partnership's notes payable have expired, and therefore, the notes are in default. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                          /s/Ernst & Young LLP
Indianapolis, Indiana
March 7, 2004

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                                  BALANCE SHEET

                                December 31, 2003

                        (in thousands, except unit data)






                               ASSETS
  Cash and cash equivalents                                          $      15
  Investments in and advances to Local Limited Partnerships
  (Note 2)                                                                  --
                                                                     $      15
           LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
  Administrative and reporting fee payable to
     General Partner (Note 3)                                        $      43
Partners' (deficiency) capital:
  General Partner -- The National Housing Partnership (NHP)                (89)
  Original Limited Partner -- 1133 Fifteenth Street

     Associates                                                            (94)
  Other Limited Partners -- 11,356 investment units                        155
                                                                            (28)
                                                                       $      15

                 See Accompanying Notes to Financial Statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                      (in thousands, except per unit data)


                                                                 Years Ended December 31,
                                                                    2003           2002
Revenues:
  Interest received on advances to Local Limited
    Partnerships (Note 2)                                      $   129         $     3
Cost and expenses:
  Share of losses (profits) from Local Limited Partnerships
    (Note 2)                                                       136             (47)
  Loss on investment in Local Limited Partnership (Note 2)          11               7
  Administrative and reporting fees to General
    Partner (Note 3)                                                86              86
  Interest expense on loans from General Partner (Note 3)           --               1
  Other operating expenses                                          53              52
                                                                   286              99

Net loss                                                       $  (157)        $   (96)

Allocation of net loss
  General Partner - NHP                                        $    (2)        $    (1)
  Original Limited Partner - 1133 Fifteenth Street
    Associates                                                      (2)             (1)
  Other Limited Partners                                          (153)            (94)
                                                                  (157)            (96)

Net loss per Other Limited Partnership interest                $(13.39)        $ (8.18)
Distributions per Other Limited Partnership Interest           $ 58.27         $    --

                 See Accompanying Notes to Financial Statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

           STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

                        (in thousands, except unit data)



                                   The National      1133
                                     Housing      Fifteenth       Other
                                   Partnership      Street       Limited
                                      (NHP)       Associates     Partners        Total

(Deficiency) capital at
   January 1, 2002                 $   (86)        $  (91)      $ 1,068        $   891

Net loss for the year ended
   December 31, 2002                    (1)            (1)          (94)           (96)

(Deficiency) capital at
   December 31, 2002                   (87)           (92)          974            795

Distributions to partners               --             --          (666)          (666)

Net loss for the year ended
   December 31, 2003                    (2)            (2)         (153)          (157)

(Deficiency) capital at
   December 31, 2003               $   (89)        $  (94)      $   155        $   (28)

Percentage interest at
   December 31, 2003 and 2002           1%             1%           98%           100%
                                        (A)            (B)           (C)

(A)   General Partner

(B)   Original Limited Partner

(C)   Consists  of 11,356  investment  units at  December  31,  2003 and  11,429 investment  units at December  31, 2002.  During 2003 and 2002,  73 and 60
      units were abandoned, respectively (see Note 7).


                 See Accompanying Notes to Financial Statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                   Years Ended December 31,
                                                                     2003           2002
Cash flows from operating activities:
 Administrative and reporting fees paid to General
    Partner                                                       $(1,154)       $   (150)
 Interest paid on General Partner loans                                --             (23)
  Interest received on advances to Local Limited
   Partnerships                                                        129              3
  Operating expenses paid                                              (53)           (92)

  Net cash used in operating activities                             (1,078)          (262)

Cash flows from investing activities:
  Distributions from Local Limited Partnerships                      1,669             --
  Repayment of advances to Local Limited Partnerships                   78              6

  Net cash provided by investing activities                          1,747              6

Cash flows from financing activities:
  Repayment of advances from General Partner                            --           (158)
  Distributions to partners                                           (666)            --

  Net cash used in financing activities                               (666)          (158)

Net increase (decrease) in cash and cash equivalents                     3           (414)

Cash and cash equivalents, beginning of year                            12            426

Cash and cash equivalents, end of year                             $    15       $     12

Reconciliation of net loss to net cash used in operating activities:

Net loss                                                          $  (157)       $    (96)
Adjustments to reconcile net loss to net cash used
  in operating activities:
   Share of losses (profits) from Local Limited Partnerships          136             (47)
   Loss on investment in Local Limited Partnerships                    11               7
   Decrease in administrative and reporting fees payable
     to General Partner                                            (1,068)            (64)
   Decrease in accrued interest on partner loans                       --             (22)
   Decrease in accrued expenses                                        --             (40)

         Total adjustments                                           (921)           (166)
      Net cash used in operating activities                       $(1,078)       $   (262)


        See Accompanying Notes to Consolidated Financial Statements

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

During 1984, the Partnership acquired limited partnership interests of 99% in nine Local Limited Partnerships and 98% in one Local Limited Partnership. Each Local Limited Partnership was organized to acquire and operate an existing rental housing project. The Partnership continues to own a 99% interest in two Local Limited Partnerships and a 98% interest in one Local Limited Partnership at December 31, 2003.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply for financial statements filed after December 15, 2004.

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

On January 3, 2003, Forest Green Limited Partnership sold Forest Green Apartments to an unaffiliated third party for a gross sale price of $1,725,000. A portion of the net proceeds of approximately $1,653,000 was used to repay the mortgage encumbering the property. The Local Limited Partnership recognized a loss on the sale of approximately $39,000 for the year ended December 31, 2003, which is included in loss from sale of discontinued operations in the combined statements of operations below.

On January 3, 2003, Village Green Limited Partnership sold Village Green Apartments to an unaffiliated third party for a gross sale price of $1,725,000. A portion of the net proceeds of approximately $1,653,000 was used to repay the mortgage encumbering the property. The Local Limited Partnership recognized a loss on the sale of approximately $34,000 for the year ended December 31, 2003, which is included in loss from sale of discontinued operations in the combined statements of operations below.

During the year ended December 31, 2002, Northgate Village Limited Partnership entered into a sales agreement with an unaffiliated third party for the sale of Northgate Village Apartments. The closing occurred on December 16, 2002, with a sale price of $3,500,000. Net proceeds of approximately $3,389,000 were used to repay the mortgage encumbering the property and the holder ("AIMCO") of the Northgate Village note received payment of approximately $2,131,000. The Local Limited Partnership recognized a gain on the sale of approximately $1,215,000, which is included in gain from sale of discontinued operations, and a gain on debt forgiveness of approximately $100,000, which is included in income from discontinued operations.

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

Forest Green and Village Green Limited Partnerships sold their underlying properties during the year ended December 31, 2003 (as discussed above). Due to the sale of the properties owned by these two Local Limited Partnerships, the Local Limited Partnerships recognized a loss from sale of investment property of approximately $73,000 for the year ended December 31, 2003 and (loss) income from operations of approximately ($82,000) and $41,000 was recorded for the years ended December 31, 2003 and 2002, respectively. The Partnership recognized approximately ($136,000) and $40,000 of the (losses) profits from these Local Limited Partnershipos for the years ended December 31, 2003 and 2002, respectively. Approximately $18,000 of losses from Forest Green for the year ended December 31, 2003 were not recognized as the investment balance in this Local Limited Partnership had been reduced to zero. Due to the sale of the property held by Northgate Village Limited Partnership during the year ended December 31, 2002 (as discussed above) a gain from sale of investment property of approximately $1,215,000 and income from operations of approximately $10,000 was recorded by the Local Limited Partnerships in 2002, which more than offset losses not taken in previous years. The Partnership recorded its share of profits of approximately $7,000 from this Local Limited Partnership for the year ended December 31, 2002. The Partnership did not recognize approximately $487,000 and $494,000 of losses from four and three Local Limited Partnerships during 2003 and 2002, respectively. As of December 31, 2003, the Partnership has not recognized approximately $8,387,000 of its allocated share of cumulative losses from the three Local Limited Partnerships in which its investment is zero. In addition, the Partnership did not recognize approximately $1,206,000 of its allocated share of profits from one Local Limited Partnership for the year ended December 31, 2002 as this amount was offset by previously unrecognized losses. The Partnership recognized a loss on investment in Local Limited Partnership of approximately $11,000 which is comprised of the write-off of the remaining investment balance of the Partnership in Village Green Limited Partnership as a result of this entity liquidating during 2003. The loss on investment recognized in 2002 is comprised of the write-off of the remaining investment balance of the Partnership in Northgate Village Limited Partnership as a result of its liquidation during 2002.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at December 31, 2003 for three Local Limited Partnerships. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances remain due and payable to the Partnership. Interest is calculated at the Chase Manhattan prime rate plus 2% or 6.00% at December 31, 2003. Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the years ended December 31, 2003 and 2002, no advances were made by the Partnership to the Local Limited Partnerships. During the years ended December 31, 2003 and 2002, the Partnership received approximately $78,000 and $6,000 as repayment of advances plus accrued interest of approximately $129,000 and $3,000, respectively, from two Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at December 31, 2003.

Summaries of the combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2003, and the combined results of operations for each of the two years in the period ended December 31, 2003, are as follows. The combined financial statements have been restated as of January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", to reflect the loss from operations of Northgate Village Apartments, Village Green Apartments and Forest Green Apartments as loss from discontinued operations due to their sales in December 2002 and January 2003.

                           CONDENSED COMBINED BALANCE SHEET
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                                               December 31, 2003
Assets:
  Land                                                               $ 1,267
  Buildings and improvements, net of accumulated
   depreciation of approximately $6,809                                 7,221
  Other assets                                                          1,564
                                                                     $ 10,052
Liabilities and Partners' Deficit:
  Liabilities:
  Mortgage notes payable                                             $ 3,796
  Notes payable                                                         5,014
  Accrued interest on notes payable                                     9,541
  Other liabilities                                                       590

                                                                       18,941
Partners' Deficit:
  National Housing Partnership Realty Fund I                          (8,674)
  Other partners                                                        (215)
                                                                      (8,889)
                                                                    $ 10,052


                       CONDENSED COMBINED RESULTS OF OPERATIONS
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)

                                                         Years Ended December 31,
                                                           2003             2002
                                                                         (Restated)
Revenues:
  Rental income                                          $ 2,370          $ 2,261
  Other income                                               119              227

    Total revenues                                         2,489            2,488

Expenses:
  Operating expenses                                       1,971            2,014
  Financial expenses                                          25               31
  Interest on notes payable                                  495              496
  Depreciation                                               475              448

    Total expenses                                         2,966            2,989

Loss from continuing operations                             (477)            (501)

(Loss) gain from sale of discontinued operations             (73)           1,215

(Loss) income from discontinued operations                   (82)              51

Net (loss) income                                         $ (632)          $ 765

The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Each Local Limited Partnership was formed during 1984 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 of the National Housing Act. During the years ended December 31, 2003 and 2001 the projects received a total of approximately $1,414,000 and $2,083,000, respectively of rental assistance from HUD.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This legislation affects 482 units, or 94% of the units in which the Partnership has invested at December 31, 2003. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total       Percentage of
                         Units        Subsidized Units          Total Units

2004                      482               100%                    94%

All of the units (482 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2004. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents;
(3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

The mortgage  notes  payable are insured by the Federal  Housing  Administration
(FHA) and collateralized by first deeds of trust on the rental properties. The notes bear interest at rates ranging from 7% to 7.5% per annum. However, FHA makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the forty-year term of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral plus other amounts deposited with the lenders.

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

These notes matured as follows:

Local Partnership                             Due Date   Note Amount  Accrued Interest
                                                                (in thousands)
San Jose Limited Partnership                  8/29/99*     $ 1,699        $ 3,289
Gates Mills I Limited Partnership             10/1/99*        2,667          5,133
Hurbell IV Limited Partnership                11/9/99*          648          1,119
Total Delinquent                                           $ 5,014        $ 9,541

* Notes are in default.

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (the "Statement") requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell. No impairment losses were recorded during the years ended December 31, 2003 and 2002.

3. TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $86,000 annually during each of the years ended December 31, 2003 and 2002. The Partnership paid approximately $1,154,000 and $150,000 of accrued administrative and reporting fees to the General Partner during the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, the Partnership owed approximately $43,000 to the General Partner for accrued administrative and reporting fees.

There were no working capital advances made by the General Partner to the Partnership during the years ended December 31, 2003 and 2002. During the year ended December 31, 2002, the Partnership repaid the balance in advances from the General Partner of approximately $158,000 and accrued interest of approximately $23,000 to the General Partner. No repayments of advances were made during the year ended December 31, 2003. Interest was charged at the Chase Manhattan Bank prime interest rate plus 2% or 6.00% at December 31, 2003. Interest accrued for the year ended December 31, 2002 was approximately $1,000. There were no outstanding loans or associated accrued interest payable to the General Partner at December 31, 2003.

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects operated by one and four of the Local Limited Partnerships for the years ended December 31, 2003 and 2002, respectively. NHPMC and other affiliates of NCHP earned approximately $113,000 and $344,000 from the Local Limited Partnerships for management fees provided to the Local Limited Partnerships during the years ended December 31, 2003 and 2002, respectively. During the years ended December 31, 2003 and 2002, one and four Local Limited Partnerships operated by an affiliate of the General Partner were charged a fee related to construction management services provided by AIMCO and its affiliates, respectively. The fee was calculated based on a percentage of additions to fixed assets. This fee is payable from surplus cash. This fee of approximately $6,000 and $10,000 for the years ended December 31, 2003 and 2002, respectively, has been capitalized as part of fixed assets for the respective Local Limited Partnerships.

Personnel working at the project sites, which are managed by NHPMC are employees of NHPMC. The projects reimburse NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2003 and 2002 were approximately $178,000 and $490,000, respectively.

An affiliate of the Local Partner of Gates Mills I Limited Partnership provides management services for the property owned by the Local Limited Partnership. During the years ended December 31, 2003 and 2002, the affiliate received approximately $74,000 and $61,000, respectively, for these services. Additionally, in 2003 and 2002, approximately $14,000 and $15,000, respectively, was paid to this affiliate for accounting services and approximately $13,000 was paid to another affiliate for painting services during the year ended December 31, 2002.

During the years ended December 31, 2003 and 2002, the General Partner was entitled to reimbursement of accountable administrative expenses of approximately $34,000 and $39,000, respectively, from one Local Limited Partnership.

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

A reconciliation follows:

                                                  Years Ended December 31,
                                                     2003            2002
                                                       (in thousands)

Net loss per financial statements                   $ (157)         $ (96)

  Other                                                 (9)            (90)
  Partnership's share of limited local
   Partnership                                       3,296           3,134
Income per tax return                               $3,130          $2,948

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net liabilities:

                                                   December 31, 2003
                                                     (in thousands)

      Net liabilities as reported                      $    (28)
      Add (deduct):
       Investment in Partnerships                        (8,155)
       Other                                                334
      Net deficit - federal tax basis                  $ (7,849)

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

6. GOING CONCERN

Certain of the Local Limited Partnership's notes payable are past due, and therefore, the notes are in default (see Note 2). Continuation of the Local Limited Partnerships' operations in their present form is dependent on its ability to extend the maturity date of these notes, or to repay or to refinance the notes. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

7. ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the years ended December 31, 2003 and 2002, the number of Limited Partnership Units decreased by 73 and 60 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonments. However, the limited partner is allocated his or her share of net income or loss for that year. The loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

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

9. REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND I HAS INVESTED


                                         Initial Cost                   Cost
                                        To Partnership               Capitalized
                                        (in thousands)                (Removed)
                                                                   Net Subsequent
                                                                   to Acquisition
                                                                   (in thousands)
                                                Buildings
                                               and Related
                                                Personal                   Carrying Cost
     Description      Encumbrances    Land      Property    Improvements    Adjustments

Gates Mills I                (1)     $  669     $ 6,058        $   322      $      --
 Limited Partnership
San Jose                     (1)        440       4,728          2,113             --
 Limited Partnership
Hurbell IV                   (1)        100       2,159            168         (1,460)
 Limited Partnership
  Totals                             $1,209     $12,945        $ 2,603      $  (1,460)

                         Gross Amount At Which
                                Carried
                              At December 31, 2003
                                 (in thousands)

                                                                                     Life upon
                                                                                       which
                                                                                  depreciation in
                            Buildings                                                  latest
                               And                                                   statement
                             Related                                                of operations
                            Personal               Accumulated   Date of     Date     is computed
     Description      Land  Property  Total(2)(3) Depreciation Construction Acquired  (years)


Gates Mills I         $669   $ 6,380   $ 7,049       $ 2,783       1972      10/84       5-30

 Limited Partnership
San Jose Limited
 Partnership          497      6,784     7,281         3,671       1970       9/84       5-50

Hurbell IV
 Limited Partnership  101        866       967           355       1974      11/84       5-30

  Totals              $1,267 $14,030   $15,297       $ 6,809

(1)    Schedule of Encumbrances


                                                                  Notes
                                                                 Payable and
                                                   Mortgage       Accrued
Partnership Name                                    Notes        Interest      Total
                                                               (in thousands)

Gates Mills I Limited Partnership                  $ 1,663        $ 7,800    $ 9,463

San Jose Limited Partnership                         1,342          4,988      6,330

Hurbell IV Limited Partnership                         791          1,767      2,558

  Total - December 31, 2003                        $ 3,796        $14,555    $18,351

(2)   The   aggregate   cost  of  land  for  Federal   income  tax  purposes  is
      approximately $1,208,000 and the aggregate costs of buildings and improvements for Federal income tax purposes is approximately $15,551,000. The total of the above-mentioned items is approximately $16,759,000.

(3)   Reconciliation of real estate

                                                 Years Ended December 31,
                                                   2003           2002
                                                      (in thousands)
Balance at beginning of year                     $ 20,637       $ 24,316
Improvements                                          226            321
Disposals of rental properties                     (5,566)        (4,000)
Balance at end of year                           $ 15,297       $ 20,637

Reconciliation of accumulated depreciation

                                                 Years Ended December 31,
                                                   2003           2002
                                                      (in thousands)
Balance at beginning of year                      $ 8,920       $ 9,975
Depreciation expense                                  475            787
Disposals of rental properties                     (2,586)        (1,842)
Balance at end of year                            $ 6,809       $ 8,920

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

            None.

Item 8A.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III


Item 9. Directors and Executive Officers of the Registrant

The Partnership has no directors, executive officers or significant employees of its own.

The names, ages, business experience and involvement in legal proceedings of the directors and officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership, and certain of its affiliates, are as follows:

Directors of NCHP

Three individuals comprise the Board of Directors of NCHP.

Jeffrey Adler                    42   Director and Executive Vice President
Ronald D. Monson                 47   Director and Executive Vice President
David R. Robertson               38   Director, President and Chief Executive
                                     Officer

Jeffrey Adler has been a Director and an Executive Vice President of the General Partner since February 2004. Mr. Adler was appointed Executive Vice President, Conventional Property Operations of AIMCO in February 2004. Previously he served as Senior Vice President of Risk Management and Marketing of AIMCO from 2002 to 2004. Prior to joining AIMCO from 2000 to 2002, Mr. Adler was Vice President, Property/Casualty for Channelpoint, a software company. From 1990 to 2000 Mr. Adler held several positions at Progressive Insurance.

Ronald D. Monson has been a Director and an Executive Vice President of the General Partner since February 2001. Mr. Monson was appointed Executive Vice President of AIMCO in February 2001. Beginning in February 2004, Mr. Monson assumed oversight of four of AIMCO's regional operating centers. From February 2001 to February 2004, Mr. Monson served as the head of AIMCO's conventional property operations. Previously, he served as Regional Vice President of AIMCO from March 1997 to May 1998, when he was appointed to Senior Vice President of the Midwest Division until January 1999, when he was appointed Senior Vice President of the Far West Division, which role he filled until February 2001.

David R. Robertson has been a Director and President and Chief Executive Officer of the General Partner since February 2004. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Officers

The current officers of NCHP and a description of their principal occupations in recent years are listed below.

Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                     Officer

Jeffrey Adler                        See "Directors of NCHP".
Ronald D. Monson                     See "Directors of NCHP".
David R. Robertson                   See "Directors of NCHP".

Martha L. Long has been a Director and Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President of the General Partner and AIMCO since February 1999 and was appointed Chief Financial Officer of the General Partner and AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

There is no family relationship between any of the foregoing directors and officers.

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that David R. Robertson meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

National Housing Partnership Realty Fund I has no directors or officers. No direct form of compensation or remuneration was paid by the Partnership to any director or officer of the General Partner. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions."

Item 11. Security Ownership of Certain Beneficial Owners and Management

1133 Fifteenth Street Associates, a Maryland Limited Partnership, whose general partner is NHP and whose limited partners were key employees of NCHP at the time the Partnership was formed, owns a 1% interest in the Partnership.

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units as of December 31, 2003.

         Name of Beneficial Owner              Number of Units        % of Class

AIMCO Properties, LP                               1,332.50             11.73%
  (affiliate of the General Partner)

The business address of AIMCO Properties, LP is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Item 12. Certain Relationships and Related Transactions

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $86,000 annually during each of the years ended December 31, 2003 and 2002. The Partnership paid approximately $1,154,000 and $150,000 of accrued administrative and reporting fees to the General Partner during the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, the Partnership owed approximately $43,000 to the General Partner for accrued administrative and reporting fees.

There were no working capital advances made by the General Partner to the Partnership during the years ended December 31, 2003 and 2002. During the year ended December 31, 2002, the Partnership repaid the balance in advances of approximately $158,000 and accrued interest of approximately $23,000 to the General Partner. No repayments of advances were made during the year ended December 31, 2002. Interest was charged at the Chase Manhattan Bank prime interest rate plus 2% or 6.00% at December 31, 2003. Interest accrued for the year ended December 31, 2002 was approximately $1,000. There were no outstanding loans of associated accrued interest payable to the General Partner at December 31, 2003.

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the projects operated by one and four of the Local Limited Partnerships for the years ended December 31, 2003 and 2002, respectively. NHPMC and other affiliates of NCHP earned approximately $113,000 and $344,000 from the Local Limited Partnerships for management fees provided to the Local Limited Partnerships during the years ended December 31, 2003 and 2002, respectively. During the years ended December 31, 2003 and 2002, one and four Local Limited Partnerships operated by an affiliate of the General Partner were charged a fee related to construction management services provided by AIMCO and its affiliates, respectively. The fee was calculated based on a percentage of additions to fixed assets. This fee is payable from surplus cash. This fee of approximately $6,000 and $10,000 for the years ended December 31, 2003 and 2002, respectively, has been capitalized as part of fixed assets for the respective Local Limited Partnerships.

Personnel working at the project sites, which are managed by NHPMC are employees of NHPMC. The projects reimburse NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2003 and 2002 were approximately $178,000 and $490,000, respectively.

An affiliate of the Local Partner of Gates Mills I Limited Partnership provides management services for the property owned by the Local Limited Partnership. During the years ended December 31, 2003 and 2002, the affiliate received approximately $74,000 and $61,000, respectively, for these services. Additionally, in 2003 and 2002, approximately $14,000 and $15,000, respectively, was paid to this affiliate for accounting services and approximately $13,000 was paid to another affiliate for painting services during the year ended December 31, 2002.

During the years ended December 31, 2003 and 2002, the General Partner was entitled to reimbursement of accountable administrative expenses of approximately $34,000 and $39,000, respectively, from one Local Limited Partnership.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

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

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Independent  Auditors Report for Hurbell IV Limited Partnership
            - year ended December 31, 2003.

            32.3 Independent  Auditors Report for Hurbell IV Limited Partnership
            - year ended December 31, 2002.

            32.4   Independent   Auditors   Report  for  Gates  Mill  I  Limited
            Partnership - year ended December 31, 2003.

            32.5   Independent   Auditors   Report  for  Gates  Mill  I  Limited
            Partnership - year ended December 31, 2002.

      (b) Reports on Form 8-K:

            None filed during the quarter ended December 31, 2003.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $42,000 and $41,000 for the years ended December 31, 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $3,000 and $4,000, respectively.

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

                                National Housing Partnership Realty Fund I

                                By:   The National Housing Partnership,
                                      its sole general partner

                                By:   National Corporation for
                                      Housing Partnerships,
                                      its sole general partner

                                By:   /s/David R. Robertson
                                      David R. Robertson
                                      President and Chief Executive Officer

                                By:   /s/Thomas M. Herzog
                                      Thomas M. Herzog
                                      Senior Vice President
                                      and Chief Accounting Officer

                                Date: March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Ronald D. Monson           Director and Executive  Date: March 29, 2004
Ronald D. Monson              Vice President

/s/David R. Robertson         Director, President     Date: March 29, 2004
David R. Robertson            and Chief Executive
                              Officer

/s/Thomas M. Herzog           Senior Vice President   Date: March 29, 2004
Thomas M. Herzog              and Chief Accounting
                              Officer

Exhibit 31.1


                                  CERTIFICATION


I, David R. Robertson, certify that:


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

Date: March 29, 2004

                                    /s/David R. Robertson
                                    David R. Robertson
                                    President and Chief
                                    Executive Officer of
                                    National Corporation for
                                    Housing Partnerships,
                                    equivalent of the chief
                                    executive officer of the
                                    Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date: March 29, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President and Chief
                                    Accounting Officer of National
                                    Corporation for Housing Partnerships,
                                    equivalent of the chief financial officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Housing Partnership Realty Fund I (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  March 29, 2004

                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2
                          Independent Auditor's Report

To the Partners
Hurbell IV Limited Partnership

We have audited the accompanying balance sheet of Hurbell IV Limited Partnership, a Limited Partnership, FHA Project No. 062-44054-LD, as of December 31, 2003, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurbell IV Limited Partnership as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued our reports dated February 5, 2004 on our consideration of Hurbell IV Limited Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

                                                             /s/Carter & Company


Atlanta, Georgia
February 5, 2004

Exhibit 32.3
                          Independent Auditor's Report

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

Exhibit 32.4

                          Independent Auditor's Report

To the Partners
Gates Mills I Limited Partnership

We have audited the accompanying balance sheet of Gates Mills I Limited Partnership, as of December 31, 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gates Mills I Limited Partnership as of December 31, 2003, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 20, 2004, on our consideration of Gates Mills I Limited Partnership's internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 24 through 37 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, the supplemental information is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

                                                 /s/Reznick Fedder & Silverman
Bethesda, Maryland
January 20, 2004

Exhibit 32.5
                          Independent Auditor's Report

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 37 through 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, the supplemental information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                 /s/Reznick Fedder & Silverman
Bethesda, Maryland
January 15, 2003