Form 10QSB
period 2004-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2004-05-13
CIK 731131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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
                                   (Unaudited)

                                 March 31, 2004


ASSETS
   Cash and cash equivalents                                    $   14
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                         --
                                                                $   14

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
   Administrative and reporting fees payable to
      General Partner (Note 3)                                  $   65
   Other accrued expenses                                            7
                                                                    72

Partners' (deficiency) capital
   General Partner -- The National Housing
      Partnership (NHP)                                            (89)
   Original Limited Partner -- 1133 Fifteenth
      Street Associates                                            (94)
   Other Limited Partners -- 11,356 investment
      units                                                        125
                                                                   (58)
                                                                $   14


                See Accompanying Notes to Financial Statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Operations
                      (in thousands, except per unit data)
                                   (Unaudited)





                                                         Three Months Ended
                                                              March 31,
                                                            2004       2003
Revenues:
  Interest received on advances to Local Limited
    Partnerships                                         $    --     $   129

Expenses:
  Share of losses from Local Limited
   Partnerships (Note 2)                                      --         248
  Administrative and reporting fees
   to General Partner (Note 3)                                22          22
  Other operating expenses                                     8          12
      Total expenses                                          30         282

Net loss                                                 $   (30)    $  (153)

Allocation of net loss:
  General Partner - NHP                                  $    --     $    (1)
  Original Limited Partner - 1133 Fifteenth Street
   Associates                                                 --          (1)
  Other Limited Partners                                     (30)       (151)
                                                         $   (30)    $  (153)

Net loss per Other Limited Partnership Interest          $ (2.64)    $(13.21)

Distribution per Other Limited Partnership Interest      $    --     $ 55.12

                See Accompanying Notes to Financial Statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I
            Statement of Changes in Partners' (Deficiency) Capital
                        (in thousands, except unit data)
                                   (Unaudited)



                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership     Street        Limited
                                     (NHP)      Associates     Partners        Total

(Deficiency) capital at
   December 31, 2003                 $  (89)      $  (94)        $  155      $  (28)

Net loss for the three months
   ended March 31, 2004                  --           --            (30)        (30)

(Deficiency) capital at
   March 31, 2004                   $   (89)      $  (94)        $  125      $  (58)

Percentage interest at
   March 31, 2004                        1%           1%            98%        100%
                                         (A)          (B)            (C)


(A)   General Partner
(B)   Original Limited Partner
(C) Consists of 11,356 investment units (Note 6).

                See Accompanying Notes to Financial Statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                                    2004         2003
Cash flows from operating activities:
  Administrative and reporting fees paid to General Partner      $    --      $(1,111)
  Interest received on advances to Local Limited
   Partnerships                                                       --          129
  Operating expenses paid                                             (1)          (2)

  Net cash used in operating activities                               (1)        (984)

Cash flows from investing activities:
  Distributions from Local Limited Partnerships                       --        1,535
  Repayment of advances to Local Limited Partnerships                 --           78

  Net cash provided by investing activities                           --        1,613

Cash flows used in financing activities:
  Distributions to partners                                           --         (630)

Net decrease in cash and cash equivalents                             (1)          (1)

Cash and cash equivalents, beginning of period                        15           12

Cash and cash equivalents, end of period                         $    14      $    11

Reconciliation of net loss to net cash used in operating activities:
     Net loss                                                    $   (30)     $  (153)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
     Share of losses from Local Limited Partnerships                  --          248
     Increase (decrease) in administrative and reporting
      fees payable to General Partner                                 22       (1,089)
     Increase in accrued expenses                                      7           10
        Total adjustments                                             29         (831)
Net cash used in operating activities                            $    (1)     $  (984)

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in two other Local Limited
Partnerships: San Jose Limited Partnership and Hurbell IV Limited Partnership. The Partnership owned a 99% interest in seven other Local Limited Partnerships, two of which were sold during 2000, one of which was sold during 2001, one of which was foreclosed upon during 2001, one of which was sold during 2002, and two of which were sold during the three months ended March 31, 2003.

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

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of March 31, 2004, investments in the three remaining Local Limited Partnerships had been reduced to zero. Forest Green and Village Green Limited Partnerships sold their underlying properties during the three months ended March 31, 2003 (as discussed above). The Partnership recognized approximately $248,000 of its allocated share of losses from these Local Limited Partnerships for the three months ended March 31, 2003. The Partnership did not recognize approximately $104,000 and $128,000 of its allocated share of losses from three Local Limited Partnerships for the three months ended March 31, 2004 and 2003, respectively, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. As of March 31, 2004, the Partnership has not recognized approximately $8,491,000 of its allocated share of cumulative losses from the three Local Limited Partnerships in which its investment is zero.

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

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the three remaining Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these Local Limited Partnerships, has been reduced to zero at March 31, 2004. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Limited Partnerships. These advances are payable to the Partnership. Interest is calculated at the prime rate plus 2% (6.00% at March 31, 2004). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the three months ended March 31, 2004 and 2003, the Partnership made no advances to the Local Limited Partnerships. During the three months ended March 31, 2003, the Partnership received approximately $78,000 as repayment of advances plus accrued interest of approximately $129,000 from one Local Limited Partnership.
No such repayments of advances were received during the three months ended March 31, 2004. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at March 31, 2004.

The following are combined statements of operations for the three months ended March 31, 2004 and 2003, respectively, of the Local Limited Partnerships in which the Partnership has invested.

The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                                          COMBINED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                                       March 31,
                                                  2004          2003
                                                    (in thousands)
Rental income                                    $  639        $  564
Other income                                         29            30
   Total revenues                                   668           594
Operating expenses                                  431           377
Interest, taxes, and insurance                      221           230
Depreciation                                        122           117
   Total expenses                                   774           724
Loss from continuing operations                    (106)         (130)

Loss from sale of discontinued operations            --          (189)
Loss from discontinued operations                    --           (61)
   Net loss                                      $ (106)       $ (380)
National Housing Partnership Realty Fund I
 share of losses                                 $ (104)       $ (376)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During each of the three months ended March 31, 2004 and 2003, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $22,000 for services provided to the Partnership. During the three months ended March 31, 2003, the Partnership made payments of approximately $1,111,000 to the General Partner for accrued administrative and reporting fees. No such fees were paid to the General Partner during the three months ended March 31, 2004. As of March 31, 2004, the Partnership owed approximately $65,000 to the General Partner for accrued administrative and reporting fees.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

(4)   GOING CONCERN

Certain of the Local Limited Partnership's notes payable are past due, and therefore, the notes are in default (see Note 2). Continuation of the Local Limited Partnerships' operations in the present form is dependent on their ability to extend the maturity date of these notes, or to repay or to refinance the notes. These conditions raise substantial doubt about their and the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

(5) CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

(6) ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the three months ended March 31, 2003, the number of Limited Partnership Units decreased by 73 units due to limited partners abandoning their units. There were no such abandonments of Limited Partnership Units during the three months ended March 31, 2004. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

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

The Partnership had cash and cash equivalents of approximately $14,000 at March 31, 2004 as compared to approximately $11,000 at March 31, 2003. The Partnership had cash and cash equivalents of approximately $15,000 at December 31, 2003. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 2004, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. The Partnership's only other form of liquidity is from General Partner loans. No such loans were advanced during the three months ended March 31, 2004 and 2003. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

At March 31, 2004, the Partnership owed the General Partner approximately $65,000 for administrative and reporting services performed. During the three months ended March 31, 2003 payments of approximately $1,111,000 were made by the Partnership to the General Partner for administrative and reporting services fees. No such fees were paid to the General Partner during the three months ended March 31, 2004. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather the payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

During the three months ended March 31, 2004 and 2003, the Partnership made no advances for working capital purposes to any of the Local Limited Partnerships. During the three months ended March 31, 2003, the Partnership received approximately $78,000 as repayment of advances plus accrued interest of approximately $129,000 from one Local Limited Partnership. No such repayments of advances were received during the three months ended March 31, 2004. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at March 31, 2004.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 2004, investments in the three remaining Local Limited Partnerships have been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. There were no distributions received in excess of investment in Local Limited Partnerships during the three months ended March 31, 2004. Approximately $1,535,000 in distributions were received from the two Local Limited Partnerships in which the Partnership had an investment during the three months ended March 31, 2003, from proceeds from the sales of the underlying properties (as discussed below). No cash distributions were received from the Local Limited Partnerships during the three months ended March 31, 2004. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships and the sale or refinancing of the underlying properties.

During the three months ended March 31, 2003, the Partnership distributed approximately $630,000 to the Other Limited Partners (approximately $55.12 per Other Limited Partner Interest) from net proceeds from the sales of the underlying properties of Forest Green Limited Partnership and Village Green Limited Partnership. There were no distributions to the partners during the three months ended March 31, 2004. There is no guarantee that the Local Limited Partnerships will generate future surplus cash to permit further distributions to the partners during the remainder of 2004 or subsequent periods.

On January 3, 2003, Forest Green Limited Partnership sold Forest Green Apartments to an unaffiliated third party for a gross sale price of $1,725,000. A portion of the net proceeds of approximately $1,653,000 was used to repay the mortgage encumbering the property. The Local Limited Partnership recognized a loss on the sale of approximately $100,000 for the three months ended March 31, 2003.

On January 3, 2003, Village Green Limited Partnership sold Village Green Apartments to an unaffiliated third party for a gross sale price of $1,725,000. A portion of the net proceeds of approximately $1,653,000 was used to repay the mortgage encumbering the property. The Local Limited Partnership recognized a loss on the sale of approximately $89,000 for the three months ended March 31, 2003.

San Jose, Gates Mills I and Hurbell IV Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes are nonrecourse notes secured by a security interest in all partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes are due August 29, 1999, October 1, 1999, and November 9, 1999, respectively. Interest continues to be paid or accrued under the original terms of the respective agreements. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure. The noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. There can be no assurance as to when, or if, such holders may seek to exercise such rights. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

The Partnership retains an interest in three Local Limited Partnerships, which operate three rental housing properties. Two Local Limited Partnerships in which the Partnership had an investment, Forest Green Limited Partnership and Village Green Limited Partnership, sold their underlying properties on January 3, 2003 (as discussed in "Liquidity and Capital Resources"). Due to the use of the equity method of accounting as discussed in "Item 1. Financial Statements - Note 2" to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the profits or losses of the Local Limited Partnerships. The three remaining investments in Local Limited Partnerships have been reduced to zero. As a result, the Partnership's operations are no longer being affected by their share of the operations. The Partnership has recorded its share of operations in the two Local Limited
Partnerships which sold their properties which amounted to losses of approximately $248,000 for the three months ended March 31, 2003.

The Partnership realized net losses of approximately $30,000 and $153,000 for the three months ended March 31, 2004 and 2003, respectively. Net loss per unit of limited partnership interest was $2.64 and $13.21 for the three months ended March 31, 2004 and 2003, respectively. The decrease in net loss is primarily due to a decrease in the Partnership's share of losses from the Local Limited Partnerships, partially offset by a decrease in interest received on advances to Local Limited Partnerships. The Partnership did not recognize approximately $104,000 of its allocated share of losses from the three remaining Local Limited Partnerships for the three months ended March 31, 2004, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $128,000 of its allocated share of losses from three Local Limited Partnerships for the three months ended March 31, 2003, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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

                               Date: May 13, 2004

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




Date: May 13, 2004

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

Date: May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Partnership Realty Fund I (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 13, 2004

                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.