Form 10QSB
period 2004-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2004-08-13
CIK 731131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                                  Balance Sheet
                        (in thousands, except unit data)
                                   (Unaudited)

                                  June 30, 2004


ASSETS
   Cash and cash equivalents                                    $    5
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                         --
                                                                $    5

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
   Administrative and reporting fees payable to General
     Partner (Note 3)                                           $   86
   Other accrued expenses                                           10
                                                                    96
Partners' (deficiency) capital
   General Partner - The National Housing
      Partnership (NHP)                                            (89)
   Original Limited Partner -- 1133 Fifteenth
      Street Associates                                            (94)
   Other Limited Partners -- 11,356 investment
      units                                                         92
                                                                   (91)
                                                                $    5

                See Accompanying Notes to Financial Statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Operations
                      (in thousands, except per unit data)
                                   (Unaudited)

                                               Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                                2004        2003        2004         2003

Revenues:
  Share of profits (losses) from Local
    Limited Partnerships (Note 2)            $    --     $   112     $    --     $  (136)
  Interest received on advances to Local
   Limited Partnerships (Note 2)                  --          --          --         129
         Total revenues                           --         112          --          (7)

Expenses:
  Loss on investment in Local Limited
   Partnership (Note 2)                           --          11          --          11
  Administrative and reporting fees to
     General Partner (Note 3)                     21          21          43          43
  Other operating expenses                        12          12          20          24
         Total expenses                           33          44          63          78

Net (loss) income                            $   (33)    $    68     $   (63)    $   (85)

Allocation of net (loss) income:
  General Partner - NHP                      $    --     $    --     $    --     $    (1)
  Original Limited Partner - 1133
   Fifteenth Street Associates                    --          --          --          (1)
  Other Limited Partners                         (33)         68         (63)        (83)
                                             $   (33)    $    68     $   (63)    $   (85)

Net (loss) income per Other Limited
 Partnership Interest                        $ (2.91)    $  5.95     $ (5.55)    $ (7.26)

Distribution per Other Limited
 Partnership Interest                        $    --     $    --     $    --     $ 55.12

                See Accompanying Notes to Financial Statements


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I
            Statement of Changes in Partners' (Deficiency) Capital
                        (in thousands, except unit data)
                                   (Unaudited)

                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership     Street        Limited
                                     (NHP)      Associates     Partners        Total

(Deficiency) capital at
   December 31, 2003                 $  (89)      $  (94)        $  155      $  (28)

Net loss for the six months
   ended June 30, 2004                   --           --            (63)        (63)

(Deficiency) capital at
   June 30, 2004                    $   (89)      $  (94)        $   92      $  (91)

Percentage interest at
   June 30, 2004                         1%           1%            98%        100%
                                         (A)          (B)            (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 11,356 investment units (Note 6).


                See Accompanying Notes to Financial Statements


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2004        2003
Cash flows from operating activities:
   Administrative and reporting fees paid to General
     Partner                                                   $    --      $(1,154)
   Interest received on advances to Local Limited
     Partnerships                                                   --          129
   Operating expenses paid                                         (10)          (8)
   Net cash used in operating activities                           (10)      (1,033)

Cash flows from investing activities:
   Distributions from Local Limited Partnerships                    --        1,669
   Repayment of advances to Local Limited Partnerships              --           78
   Net cash provided by investing activities                        --        1,747

Cash flows used in financing activities:
   Distribution to partners                                         --         (630)

Net (decrease) increase in cash and cash equivalents               (10)          84

Cash and cash equivalents, beginning of period                      15           12

Cash and cash equivalents, end of period                       $     5      $    96

Reconciliation of net loss to net cash used in operating activities:
     Net loss                                                  $   (63)     $   (85)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
     Share of losses from Local Limited Partnerships                --          136
     Loss on investment in Local Limited Partnership                --           11
     Increase (decrease) in administrative and
       reporting fees payable to General Partner                    43       (1,111)
     Increase in other accrued expenses                             10           16
        Total adjustments                                           53         (948)
Net cash used in operating activities                          $   (10)     $(1,033)

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

(2) INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in two other Local Limited
Partnerships: San Jose Limited Partnership and Hurbell IV Limited Partnership. The Partnership owned a 99% interest in seven other Local Limited Partnerships, two of which were sold during 2000, one of which was sold during 2001, one of which was foreclosed upon during 2001, one of which was sold during 2002, and two of which were sold during the six months ended June 30, 2003.

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

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of June 30, 2004, investments in the three remaining Local Limited Partnerships had been reduced to zero. Forest Green and Village Green Limited Partnerships sold their underlying properties during the six months ended June 30, 2003 (as discussed above). The Partnership recognized approximately $136,000 of its allocated share of losses from these Local Limited Partnerships for the six months ended June 30, 2003. The Partnership did not recognize approximately $168,000 and $308,000 of its allocated share of losses from two and four Local Limited Partnerships for the six months ended June 30, 2004 and 2003, respectively, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $1,000 of its allocated share of profits from one Local Limited Partnership for the six months ended June 30, 2004, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. As of June 30, 2004, the Partnership has not recognized approximately $8,554,000 of its allocated share of cumulative losses from the three Local Limited Partnerships in which its investment is zero.

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

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the three remaining Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these Local Limited Partnerships, has been reduced to zero at June 30, 2004. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Limited Partnerships. These advances are payable to the Partnership. Interest is calculated at the prime rate plus 2% (6.25% at June 30, 2004). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the six months ended June 30, 2004 and 2003, the Partnership made no advances to the Local Limited Partnerships. During the six months ended June 30, 2003, the Partnership received approximately $78,000 as repayment of advances plus accrued interest of approximately $129,000 from one Local Limited Partnership.

No such repayments of advances were received during the six months ended June 30, 2004. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at June 30, 2004.

The following are combined statements of operations for the three and six months ended June 30, 2004 and 2003, respectively, of the Local Limited Partnerships in which the Partnership has invested.

The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                             COMBINED STATEMENTS OF OPERATIONS

                                         Three Months Ended          Six Months Ended
                                              June 30,                   June 30,
                                          2004         2003         2004          2003
                                                         (in thousands)
Rental income                          $    639      $    563     $  1,278     $  1,127
Other income                                 33            31           62           61
   Total revenues                           672           594        1,340        1,188

Operating expenses                          386           413          817          790
Interest, taxes, and insurance              228           226          449          456
Depreciation                                123           119          245          236
   Total expenses                           737           758        1,511        1,482
Loss from continuing operations             (65)         (164)        (171)        (294)
Gain (loss) from sale of
 discontinued operations                     --           116           --          (73)
Loss from discontinued
 operations                                  --           (21)          --          (82)
Net loss                              $     (65)    $     (69)    $   (171)    $   (449)
National Housing Partnership
   Realty Fund I share of losses      $     (63)    $     (68)    $   (167)    $   (444)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During each of the six months ended June 30, 2004 and 2003, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $43,000 for services provided to the Partnership. During the six months ended June 30, 2003, the Partnership made payments of approximately $1,154,000 to the General Partner for accrued administrative and reporting fees. No such fees were paid to the General Partner during the six months ended June 30, 2004. As of June 30, 2004, the Partnership owed approximately $86,000 to the General Partner for accrued administrative and reporting fees.

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

(5) CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation involving it or the underlying investment properties of the Local Limited Partnerships in which the Partnership invests that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

(6) ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the six months ended June 30, 2003, the number of Limited Partnership Units decreased by 73 units due to limited partners abandoning their units. There were no such abandonments of Limited Partnership Units during the six months ended June 30, 2004. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year. The number of units outstanding was 11,429 and 11,356 at January 1, 2003 and 2004, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs. These restrictions could impact the Partnership's ability to meet its cash obligations. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

The Partnership had cash and cash equivalents of approximately $5,000 at June 30, 2004 as compared to approximately $96,000 at June 30, 2003. The Partnership had cash and cash equivalents of approximately $15,000 at December 31, 2003. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 2004, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. The Partnership's only other form of liquidity is from General Partner loans. No such loans were advanced during the six months ended June 30, 2004 and 2003. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

At June 30, 2004, the Partnership owed the General Partner approximately $86,000 for administrative and reporting services performed. During the six months ended June 30, 2003 payments of approximately $1,154,000 were made by the Partnership to the General Partner for administrative and reporting services fees. No such fees were paid to the General Partner during the six months ended June 30, 2004. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather the payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

During the six months ended June 30, 2004 and 2003, the Partnership made no advances for working capital purposes to any of the Local Limited Partnerships. During the six months ended June 30, 2003, the Partnership received approximately $78,000 as repayment of advances plus accrued interest of approximately $129,000 from one Local Limited Partnership. No such repayments of advances were received during the six months ended June 30, 2004. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at June 30, 2004.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 2004, investments in the three remaining Local Limited Partnerships have been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. There were no distributions received in excess of investment in Local Limited Partnerships during the six months ended June 30, 2004. Approximately $1,669,000 in distributions were received from the two Local Limited Partnerships in which the Partnership had an investment during the six months ended June 30, 2003, from proceeds from the sales of the underlying properties (as discussed below). No cash distributions were received from the Local Limited Partnerships during the six months ended June 30, 2004. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships and the sale or refinancing of the underlying properties.

During the six months ended June 30, 2003, the Partnership distributed approximately $630,000 to the Other Limited Partners (approximately $55.12 per Other Limited Partner Interest) from net proceeds from the sales of the underlying properties of Forest Green Limited Partnership and Village Green Limited Partnership. There were no distributions to the partners during the six months ended June 30, 2004. There is no guarantee that the Local Limited Partnerships will generate future surplus cash to permit further distributions to the partners during the remainder of 2004 or subsequent periods.

On January 3, 2003, Forest Green Limited Partnership sold Forest Green Apartments to an unaffiliated third party for a gross sale price of $1,725,000. A portion of the net proceeds of approximately $1,653,000 was used to repay the mortgage encumbering the property. The Local Limited Partnership recognized a loss on the sale of approximately $39,000 for the six months ended June 30, 2003.

On January 3, 2003, Village Green Limited Partnership sold Village Green Apartments to an unaffiliated third party for a gross sale price of $1,725,000. A portion of the net proceeds of approximately $1,653,000 was used to repay the mortgage encumbering the property. The Local Limited Partnership recognized a loss on the sale of approximately $34,000 for the six months ended June 30, 2003.

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

The Partnership realized net losses of approximately $33,000 and $63,000 for the three and six months ended June 30, 2004, respectively, compared to net income
(loss) of approximately $68,000 and ($85,000) for the three and six months ended June 30, 2003, respectively. Net (loss) income per unit of limited partnership interest was ($2.91) and ($5.55) for the three and six months ended June 30, 2004, respectively, and $5.95 and ($7.26) for the three and six months ended June 30, 2003, respectively. The increase in net loss for the three months ended June 30, 2004 is primarily due to a decrease in the Partnership's share of profits from the Local Limited Partnerships, partially offset by a decrease in the loss recorded on investment in Local Limited Partnership. The decrease in net loss for the six months ended June 30, 2004 is primarily due to decreases in the Partnership's share of losses from the Local Limited Partnerships and the loss recorded on investment in Local Limited Partnership, partially offset by a decrease in interest received on advances to Local Limited Partnerships. The loss recorded on investment in Local Limited Partnership during the three and six months ended June 30, 2003 is comprised of the write-off of the remaining investment balance of the Partnership in Village Green Limited Partnership as a result of its liquidation during 2003. The Partnership did not recognize approximately $168,000 of its allocated share of losses from two Local Limited Partnerships for the six months ended June 30, 2004, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $1,000 of its allocated share of profits from one Local Limited Partnership for the six months ended June 30, 2004, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. The Partnership did not recognize approximately $308,000 of its allocated share of losses from four Local Limited Partnerships for the six months ended June 30, 2003, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero.

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

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            a)    Exhibits:

                  See Exhibit Index.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                          NATIONAL HOUSING PARTNERSHIP REALTY FUND I


                          By:     The National Housing Partnership,
                                  its sole General Partner


                          By: National Corporation for Housing Partnerships, its sole General Partner

                          By:     /s/David R. Robertson
                                  David R. Robertson
                                  President and Chief Executive Officer

                          By:     /s/Stephen B. Waters
                                  Stephen B. Waters
                                  Vice President

                          Date:   August 13, 2004

                                    Exhibit Index


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 13, 2004
                                    /s/David R. Robertson
                                    David R. Robertson
                                    President and Chief  Executive
                                    Officer      of       National
                                    Corporation     for    Housing
                                    Partnerships,   equivalent  of
                                    the  chief  executive  officer
                                    of the Partnership

Exhibit 31.2
                                  CERTIFICATION

I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 13, 2004
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice   President   of  National
                                    Corporation     for     Housing
                                    Partnerships,   equivalent   of
                                    the  chief  financial   officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Partnership Realty Fund I (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 13, 2004

                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.