Form 10QSB
period 2004-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2004-11-15
CIK 731131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2004


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
                                   (Unaudited)

                               September 30, 2004


ASSETS
   Cash and cash equivalents                                    $    3
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                         --
                                                                $    3

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
   Administrative and reporting fees payable to General
    Partner (Note 3)                                            $  108
   Other accrued expenses                                           11
                                                                   119
Partners' (deficiency) capital
   General Partner - The National Housing
      Partnership (NHP)                                            (90)
   Original Limited Partner -- 1133 Fifteenth
      Street Associates                                            (95)
   Other Limited Partners -- 11,341 investment
      units                                                         69
                                                                  (116)
                                                                $    3

                   See Accompanying Notes to Financial Statements

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Operations
                      (in thousands, except per unit data)
                                   (Unaudited)





                                               Three Months Ended       Nine Months Ended
                                                 September 30,            September 30,
                                                2004        2003        2004         2003

Revenues:
  Interest received on advances to Local
   Limited Partnerships (Note 2)             $    --     $    --     $    --     $   129

Costs and expenses:
  Share of losses from Local
    Limited Partnerships (Note 2)                 --          --          --         136
  Loss on investment in Local Limited
    Partnership (Note 2)                          --          --          --          11
  Administrative and reporting fees to
     General Partner (Note 3)                     22          22          65          65
  Other operating expenses                         3          19          23          43
         Total expenses                           25          41          88         255

Net loss                                     $   (25)    $   (41)    $   (88)    $  (126)

Allocation of net loss:
  General Partner - NHP                      $    --     $    --     $    (1)    $    (1)
  Original Limited Partner - 1133
   Fifteenth Street Associates                    --          --          (1)         (1)
  Other Limited Partners                         (25)        (41)        (86)       (124)
                                             $   (25)    $   (41)    $   (88)    $  (126)

Net loss per Other Limited Partnership
  Interest                                   $ (2.20)    $ (3.59)    $ (7.57)    $(10.85)
Distributions per Other Limited
  Partnership Interest                       $    --     $  3.15     $    --     $ 58.27

                   See Accompanying Notes to Financial Statements

                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
               Statement of Changes in Partners' (Deficiency) Capital
                        (in thousands, except unit data)
                                   (Unaudited)

                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership     Street        Limited
                                     (NHP)       Associates     Partners       Total

(Deficiency) capital at
   December 31, 2003                 $  (89)      $  (94)        $  155      $  (28)

Net loss for the nine months
   ended September 30, 2004              (1)          (1)           (86)        (88)

(Deficiency) capital at
   September 30, 2004               $   (90)      $  (95)        $   69      $ (116)

Percentage interest at
   September 30, 2004                    1%           1%            98%        100%
                                         (A)          (B)            (C)


(A)   General Partner
(B)   Original Limited Partner
(C) Consists of 11,341 investment units (Note 6).

                   See Accompanying Notes to Financial Statements



                     NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                     2004      2003
Cash flows from operating activities:
   Administrative and reporting fees paid to General
    Partner                                                     $    --     $(1,154)
   Interest received on advances to Local Limited
     Partnerships                                                    --         129
   Operating expenses paid                                          (12)        (16)
   Net cash used in operating activities                            (12)     (1,041)

Cash flows from investing activities:
   Distributions from Local Limited Partnerships                     --       1,669
   Repayment of advances to Local Limited Partnerships               --          78
   Net cash provided by investing activities                         --       1,747

Cash flows used in financing activities:
   Distributions to partners                                        --         (666)

Net (decrease) increase in cash and cash equivalents               (12)          40

Cash and cash equivalents, beginning of period                      15           12

Cash and cash equivalents, end of period                         $   3      $    52

Reconciliation of net loss to net cash used in operating activities:
     Net loss                                                    $ (88)     $  (126)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
     Share of losses from Local Limited Partnerships                --          136
     Loss on investment in Local Limited Partnership                --           11
     Increase (decrease) in administrative and
      reporting fees payable                                        65       (1,089)
     Increase in other accrued expenses                             11           27
        Total adjustments                                           76         (915)
Net cash used in operating activities                          $   (12)     $(1,041)

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities, and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in two other Local Limited
Partnerships: San Jose Limited Partnership and Hurbell IV Limited Partnership. The Partnership owned a 99% interest in seven other Local Limited Partnerships, two of which were sold during 2000, one of which was sold during 2001, one of which was foreclosed upon during 2001, one of which was sold during 2002, and two of which were sold during the nine months ended September 30, 2003.

On January 3, 2003, Forest Green Limited Partnership sold Forest Green Apartments to a third party for a gross sale price of $1,725,000. A portion of the net proceeds of approximately $1,653,000 was used to repay the mortgage encumbering the property. The Local Limited Partnership recognized a loss on the sale of approximately $39,000 for the nine months ended September 30, 2003, which is included in loss from sale of discontinued operations in the combined statements of operations below.

On January 3, 2003, Village Green Limited Partnership sold Village Green Apartments to a third party for a gross sale price of $1,725,000. A portion of the net proceeds of approximately $1,653,000 was used to repay the mortgage encumbering the property. The Local Limited Partnership recognized a loss on the sale of approximately $34,000 for the nine months ended September 30, 2003, which is included in loss from sale of discontinued operations in the combined statements of operations below.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of September 30, 2004, investments in the three remaining Local Limited Partnerships had been reduced to zero. Forest Green and Village Green Limited Partnerships sold their underlying properties during the nine months ended September 30, 2003 (as discussed above). The Partnership recognized approximately $136,000 of its allocated share of losses from these Local Limited Partnerships for the nine months ended September 30, 2003. The Partnership did not recognize approximately $249,000 and $447,000 of its allocated share of losses from two and four Local Limited Partnerships for the nine months ended September 30, 2004 and 2003, respectively, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $25,000 of its allocated share of profits from one Local Limited Partnership for the nine months ended September 30, 2004, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. As of September 30, 2004, the Partnership has not recognized approximately $8,611,000 of its allocated share of cumulative losses from the three Local Limited Partnerships in which its investment is zero.

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

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the three remaining Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these Local Limited Partnerships, has been reduced to zero at September 30, 2004. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Limited Partnerships. These advances are payable to the Partnership. Interest is calculated at the prime rate plus 2% (6.75% at September 30, 2004). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership's properties.

During the nine months ended September 30, 2004 and 2003, the Partnership made no advances to the Local Limited Partnerships. During the nine months ended September 30, 2003, the Partnership received approximately $78,000 as repayment of advances plus accrued interest of approximately $129,000 from one Local Limited Partnership. No such repayments of advances were received during the nine months ended September 30, 2004. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at September 30, 2004.

The following are combined statements of operations for the three and nine months ended September 30, 2004 and 2003, respectively, of the Local Limited Partnerships in which the Partnership has invested.

The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                             COMBINED STATEMENTS OF OPERATIONS

                                         Three Months Ended          Nine Months Ended
                                           September 30,               September 30,
                                          2004         2003         2004          2003
                                                         (in thousands)
Rental income                          $    643      $    565     $  1,921     $  1,692
Other income                                 36            32           98           93
   Total revenues                           679           597        2,019        1,785

Operating expenses                          388           400        1,204        1,190
Interest, taxes, and insurance              227           222          676          678
Depreciation                                123           118          368          354
   Total expenses                           738           740        2,248        2,222
Loss from continuing operations             (59)         (143)        (229)        (437)
Loss from sale of discontinued
 operations                                  --            --           --          (73)
Loss from discontinued
 operations                                  --            --           --          (82)
Net loss                              $     (59)    $    (143)    $   (229)    $   (592)
National Housing Partnership
   Realty Fund I share of losses      $     (57)    $    (140)    $   (224)    $   (583)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During each of the nine months ended September 30, 2004 and 2003, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $65,000 for services provided to the Partnership. During the nine months ended September 30, 2003, the Partnership made payments of approximately $1,154,000 to the General Partner for accrued administrative and reporting fees. No such fees were paid to the General Partner during the nine months ended September 30, 2004. As of September 30, 2004, the Partnership owed approximately $108,000 to the General Partner for accrued administrative and reporting fees.

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

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

(6) ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the nine months ended September 30, 2004 and 2003, the number of Limited Partnership Units decreased by 15 and 73 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year. The number of units outstanding was 11,429 and 11,356 at January 1, 2003 and 2004, respectively.

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

The Partnership had cash and cash equivalents of approximately $3,000 at September 30, 2004 as compared to approximately $52,000 at September 30, 2003. The Partnership had cash and cash equivalents of approximately $15,000 at December 31, 2003. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 2004, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. The Partnership's only other form of liquidity is from General Partner loans. No such loans were advanced during the nine months ended September 30, 2004 and 2003. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

At September 30, 2004, the Partnership owed the General Partner approximately $108,000 for administrative and reporting services performed. During the nine months ended September 30, 2003 payments of approximately $1,154,000 were made by the Partnership to the General Partner for administrative and reporting services fees. No such fees were paid to the General Partner during the nine months ended September 30, 2004. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather the payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

During the nine months ended September 30, 2004 and 2003, the Partnership made no advances for working capital purposes to any of the Local Limited Partnerships. During the nine months ended September 30, 2003, the Partnership received approximately $78,000 as repayment of advances plus accrued interest of approximately $129,000 from one Local Limited Partnership. No such repayments of advances were received during the nine months ended September 30, 2004. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at September 30, 2004.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 2004, investments in the three remaining Local Limited Partnerships have been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. There were no distributions received in excess of investment in Local Limited Partnerships during the nine months ended September 30, 2004. Approximately $1,669,000 in distributions were received from the two Local Limited Partnerships in which the Partnership had an investment during the nine months ended September 30, 2003, from proceeds from the sales of the underlying properties (as discussed below). No cash distributions were received from the Local Limited Partnerships during the nine months ended September 30, 2004. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships and the sale or refinancing of the underlying properties.

During the nine months ended September 30, 2003, the Partnership distributed approximately $666,000 to the Other Limited Partners (approximately $58.27 per Other Limited Partner Interest) from net proceeds from the sales of the underlying properties of Forest Green Limited Partnership and Village Green Limited Partnership. There were no distributions to the partners during the nine months ended September 30, 2004. There is no guarantee that the Local Limited Partnerships will generate future surplus cash to permit further distributions to the partners during the remainder of 2004 or subsequent periods.

On January 3, 2003, Forest Green Limited Partnership sold Forest Green Apartments to a third party for a gross sale price of $1,725,000. A portion of the net proceeds of approximately $1,653,000 was used to repay the mortgage encumbering the property. The Local Limited Partnership recognized a loss on the sale of approximately $39,000 for the nine months ended September 30, 2003.

On January 3, 2003, Village Green Limited Partnership sold Village Green Apartments to a third party for a gross sale price of $1,725,000. A portion of the net proceeds of approximately $1,653,000 was used to repay the mortgage encumbering the property. The Local Limited Partnership recognized a loss on the sale of approximately $34,000 for the nine months ended September 30, 2003.

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

The Partnership realized net losses of approximately $25,000 and $88,000 for the three and nine months ended September 30, 2004, respectively, compared to net losses of approximately $41,000 and $126,000 for the three and nine months ended September 30, 2003, respectively. Net loss per unit of limited partnership interest was $2.20 and $7.57 for the three and nine months ended September 30, 2004, respectively, and $3.59 and $10.85 for the three and nine months ended September 30, 2003, respectively. The decrease in net loss for the three months ended September 30, 2004 is due to a decrease in operating expenses. The decrease in net loss for the nine months ended September 30, 2004 is primarily due to decreases in the Partnership's share of losses from the Local Limited Partnerships, the loss recorded on investment in Local Limited Partnership, and operating expenses, partially offset by a decrease in interest received on advances to Local Limited Partnerships. The loss recorded on investment in Local Limited Partnership during the nine months ended September 30, 2003 is comprised of the write-off of the remaining investment balance of the Partnership in Village Green Limited Partnership as a result of its liquidation during 2003. The Partnership did not recognize approximately $249,000 of its allocated share of losses from two Local Limited Partnerships for the nine months ended September 30, 2004 as the Partnership's net carrying basis in these local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $25,000 of its allocated share of profits from one Local Limited Partnership for the nine months ended September 30, 2004 as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. The Partnership did not recognize approximately $447,000 of its allocated share of losses from four Local Limited Partnerships for the nine months ended September 30, 2003, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero.

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


            See Exhibit Index.

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

                             Date: November 12, 2004

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

Date: November 12, 2004
                                    /s/David R. Robertson
                                    David R. Robertson
                                    President   and   Chief    Executive
                                    Officer of National  Corporation for
                                    Housing Partnerships,  equivalent of
                                    the chief  executive  officer of the
                                    Partnership

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

Date: November 12, 2004
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice     President     of    National
                                    Corporation        for        Housing
                                    Partnerships,   equivalent   of   the
                                    chief   financial   officer   of  the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Partnership Realty Fund I (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 12, 2004

                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.