Form 10KSB
period 2004-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2005-03-30
CIK 731131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                 For the fiscal year ended December 31, 2004

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

                      11,341 Limited Partnership Interests
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.   None

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

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

The Partnership's business is to hold limited partnership interests in three limited partnerships ("Local Limited Partnerships"), each of which owns and operates a multi-family rental housing property ("Properties") which receives one or more forms of assistance from the Federal Government at December 31, 2004. The Partnership held interests in two limited partnerships which sold their properties during the year ended December 31, 2003. The Partnership held interests in five other Local Limited Partnerships, four of which sold their properties and one whose interest was foreclosed upon prior to 2003.

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

The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:

          SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS
    IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND I HAS AN INVESTMENT

                                                          Units
                                           Financed,    Authorized        Occupancy
                                            Insured     for Rental        Percentage
                                              and       Assistance     for the Year Ended
 Property Name, Location       Number of  Subsidized      Under           December 31,
   and Partnership Name        Units         Under      Section 8      2004       2003
                                                                             (B)

Howard F. Robbins Tower         191           (A)          167         100%       100%
 Mayfield Heights, Ohio
 (Gates Mills I Limited
  Partnership)
San Jose                        220           (A)          215         99%        100%
 San Antonio, Texas
 (San Jose Limited
    Partnership)
Talladega Downs                 100           (A)          100         99%         99%
 Talladega, Alabama
 (Hurbell IV Limited
    Partnership)

   (A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

   (B) Section 8 of Title II of the Housing and Community Development Act of 1974.

Ownership Percentages

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2004.

                         NHP Realty Fund I Original Cost
                             Percentage     of Ownership  Mortgage     Notes Payable and
       Partnership            Interest        Interest     Notes      Accrued Interest (1)

Gates Mills I L.P.               98%            $1,561      $1,556           $8,066
San Jose L.P.                    99%             1,156       1,207            5,158
Hurbell IV L.P.                  99%               372         739            1,825

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

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This legislation affects 482 units, or 94% of the units in which the Partnership had invested at December 31, 2004. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total       Percentage of
                         Units        Subsidized Units          Total Units

2005                     482               100%                     94%

All of the units (482 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2005. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents;
(3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

Laws Benefiting Disabled Persons

Under the Americans with Disabilities Act of 1990, all places of public accommodations are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional Federal, state and local laws may also require modifications to the Properties, or restrict certain further renovations of the Properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988 requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with these laws.

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

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2004.

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

      (b) As of December 31, 2004, there were 939 registered holders of 11,341 limited partnership interests (in addition to 1133 Fifteenth Street Associates - See "Item 7. Financial Statements -
            Note 1"). In 2004 and 2003, the number of Limited Partnership Units decreased by 15 and 73 units, respectively, due to Limited Partners abandoning his or her units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

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

            There were no distributions to the partners during the year ended December 31, 2004.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

The Properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these charges, the Partnership expects that it will incur higher expenses related to compliance.

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

During the years ended December 31, 2004 and 2003, no advances were made by the Partnership to the Local Limited Partnerships. During the year ended December 31, 2003, the Partnership received approximately $78,000 as repayment of advances plus accrued interest of approximately $129,000 from one Local Limited Partnership. No such repayments of advances were received during the year ended December 31, 2004. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at December 31, 2004.

During the years ended December 31, 2004 and 2003, there were no advances made by the General Partner to the Local Limited Partnerships to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). During the year ended December 31, 2003, one Local Limited Partnership made principal payments to the General Partner of approximately $39,000 There were no repayments of advances made to the General Partner by the Local Limited Partnerships during the year ended December 31, 2004. At December 31, 2004, the balance owed to the General Partner by the Local Limited Partnerships was approximately $41,000, including accrued interest of approximately $10,000. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2% or 7.25% at December 31, 2004.

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner of approximately $23,000 during each of the years ended December 31, 2004 and 2003, respectively. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. During the year ended December 31, 2003, the Local Limited Partnerships paid approximately $131,000. No such payments were made during the year ended December 31, 2004. The accumulated fees owed to NHP are approximately $144,000 at December 31, 2004.

Net cash used in operations for the year ended December 31, 2004 was approximately $17,000 compared to net cash used in operations of approximately $1,078,000 for the year ended December 31, 2003. The decrease in cash used in operations was a result of decreases in payments of accrued administrative and reporting fees to the General Partner and operating expenses, partially offset by a decrease in interest received on advances to Local Limited Partnerships.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, investment carrying values for the three remaining Local Limited Partnerships have been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships for these partnerships. There were no such distributions received during the years ended December 31, 2004 and 2003. Approximately $1,669,000 in distributions were received from the two Local Limited Partnerships in which the Partnership had an investment during the year ended December 31, 2003 from proceeds from the sales of the underlying properties (as discussed above). No cash distributions were received from the Local Limited Partnerships during the year ended December 31, 2004. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships and the sale or refinancing of the underlying properties.

The Partnership had cash and cash equivalents of less than $1,000 at December 31, 2004 as compared to cash and cash equivalents of approximately $15,000 at December 31, 2003. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 2004, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. The Partnership's only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During the year ended December 31, 2004, the General Partner advanced approximately $2,000 to the Partnership to fund operating expenses. Interest is charged at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense was less than $1,000 for the year ended December 31, 2004. No such advances were made by the General Partner to the Partnership during the year ended December 31, 2003. At December 31, 2004, the total amount of advances and accrued interest is approximately $2,000.

As of December 31, 2004, the Partnership owed the General Partner approximately $129,000 for administrative and reporting services performed. During the year ended December 31, 2003, the Partnership paid approximately $1,154,000 to the General Partner for administrative and reporting services. No such fees were paid to the General Partner during the year ended December 31, 2004. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather, the payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Results of Operations

At December 31, 2004, the Partnership holds an interest in three Local Limited Partnerships, which operate three rental housing properties. Forest Green Limited Partnership and Village Green Limited Partnership sold their underlying properties during the year ended December 31, 2003(as discussed above). Due to the sale of the properties owned by these two Local Limited Partnerships, the Local Limited Partnerships recognized a loss from sale of investment property of approximately $73,000 for the year ended December 31, 2003 and loss from operations of approximately $82,000 was recorded for the year ended December 2003, respectively. The Partnership recognized approximately $136,000 of the losses from these Local Limited Partnerships for the year ended December 31, 2003. Approximately $18,000 of losses from Forest Green for the year ended December 31, 2003 were not recognized as the investment balance in this Local Limited Partnership had been reduced to zero.

The Partnership realized a net loss of approximately $107,000 for the year ended December 31, 2004, compared to a net loss of approximately $157,000 for the year ended December 31, 2003. Net loss per unit of limited partnership interest decreased to $9.25 from $13.39 for the units outstanding at December 31, 2004 and 2003, respectively. The decrease in net loss was primarily due to decreases in the Partnership's share of losses from the Local Limited Partnerships, operating expenses, and loss recorded on investment in Local Limited Partnership, partially offset by a decrease in interest received on advances to Local Limited Partnerships. The loss on investment in Local Limited Partnership of approximately $11,000 recognized in 2003 is comprised of the write-off of the remaining investment balance of the Partnership in Village Green Limited Partnership as a result of this entity liquidating during 2003.

The Partnership did not recognize approximately $321,000 of its allocated share of losses from two Local Limited Partnerships and approximately $51,000 of its allocated share of profits from one Local Limited Partnership for the year ended December 31, 2004, as the Partnership's net carrying basis in these partnerships was reduced to zero in a prior year (see Note 2 to the Partnership's financial statements included in "Item 7. Financial Statements").

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. Upon adoption of FIN 46, the Partnership determined that its three Local Limited Partnerships in which it held investments were not VIE's.

Item 7.     Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheet - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2004 and 2003

      Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Financial Statements

           Report of Independent Registered Public Accounting Firm


To The Partners of
National Housing Partnership Realty Fund I
Indianapolis, Indiana


We have audited the accompanying balance sheet of National Housing Partnership Realty Fund I (the "Partnership") as of December 31, 2004, and the related statements of operations, partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Gates Mills I Limited Partnership or Hurbell IV Limited Partnership (investees of the Partnership) for the years ended December 31, 2004 and 2003. We did not audit the financial statements of San Jose Limited Partnership (investee of the Partnership) for the year ended December 31, 2004. The financial statements of these investees have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the financial statements relates to amounts included for these investees, it is based solely on their reports.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund I at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with United States generally accepted accounting principles.

As discussed in Note 6 to the financial statements, the due dates of the Local Limited Partnerships' notes payable have expired, and therefore, the notes are in default. Continuation of the Partnership's operations in its present form is dependent on the Local Limited Partnerships' ability to extend the maturity dates of the notes or repay or refinance the notes. These conditions raise substantial doubt about the Local Limited Partnerships' and the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                          /s/Ernst & Young LLP
Indianapolis, Indiana
March 28, 2005

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                                  BALANCE SHEET

                                December 31, 2004

                        (in thousands, except unit data)


                               ASSETS
  Cash and cash equivalents                                          $      --
  Investments in and advances to Local Limited Partnerships
  (Note 2)                                                                  --
                                                                     $      --
           LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
  Administrative and reporting fees payable to
     General Partner (Note 3)                                        $     129
Due to General Partner (Note 3)                                              2
Other accrued expenses                                                       4
                                                                             135
Partners' (deficiency) capital:
  General Partner -- The National Housing Partnership (NHP)                (90)
  Original Limited Partner -- 1133 Fifteenth Street

     Associates                                                            (95)
  Other Limited Partners -- 11,341 investment units                         50
                                                                           (135)
                                                                     $      --

                See Accompanying Notes to Financial Statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                      (in thousands, except per unit data)

                                                               Years Ended December 31,
                                                                  2004         2003
Revenues:
  Interest received on advances to Local Limited
    Partnerships (Note 2)                                     $    --      $   129
Cost and expenses:
  Share of losses from Local Limited Partnerships
    (Note 2)                                                       --          136
  Loss on investment in Local Limited Partnership (Note 2)         --           11
  Administrative and reporting fees to General
    Partner (Note 3)                                               86           86
  Other operating expenses                                         21           53
                                                                  107          286

Net loss (Note 4)                                             $  (107)     $  (157)

Allocation of net loss
  General Partner - NHP                                       $    (1)     $    (2)
  Original Limited Partner - 1133 Fifteenth Street
    Associates                                                     (1)          (2)
  Other Limited Partners                                         (105)        (153)
                                                                 (107) (157)

Net loss per Other Limited Partnership interest               $ (9.25)     $(13.39)
Distributions per Other Limited Partnership Interest          $    --      $ 58.27

                See Accompanying Notes to Financial Statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

           STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

                        (in thousands, except unit data)



                                   The National      1133
                                     Housing      Fifteenth       Other
                                   Partnership      Street       Limited
                                      (NHP)       Associates     Partners        Total

(Deficiency) capital at
   January 1, 2003                 $   (87)        $  (92)      $   974        $   795

Distributions to partners               --             --          (666)          (666)

Net loss for the year ended
   December 31, 2003                    (2)            (2)         (153)          (157)

(Deficiency) capital at
   December 31, 2003                   (89)           (94)          155            (28)

Net loss for the year ended
   December 31, 2004                    (1)            (1)         (105)          (107)

(Deficiency) capital at
   December 31, 2004               $   (90)        $  (95)      $    50        $  (135)

Percentage interest at
   December 31, 2004 and 2003           1%             1%           98%           100%
                                        (A)            (B)           (C)

(A)   General Partner

(B)   Original Limited Partner

(C)   Consists  of 11,341  investment  units at  December  31,  2004 and  11,356 investment  units at December  31, 2003.  During 2004 and 2003,  15 and 73
      units were abandoned, respectively (see Note 7).

                See Accompanying Notes to Financial Statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                   Years Ended December 31,
                                                                     2004           2003
Cash flows from operating activities:
 Administrative and reporting fees paid to General
    Partner                                                       $    --        $(1,154)
  Interest received on advances to Local Limited
   Partnerships                                                         --            129
  Operating expenses paid                                              (17)           (53)

  Net cash used in operating activities                                (17)        (1,078)

Cash flows from investing activities:
  Distributions from Local Limited Partnerships                         --          1,669
  Repayment of advances to Local Limited Partnerships                   --             78

  Net cash provided by investing activities                             --          1,747

Cash flows from financing activities:
  Advance from General Partner                                           2             --
  Distributions to partners                                             --           (666)

  Net cash provided by (used in) financing activities                    2           (666)

Net (decrease) increase in cash and cash equivalents                   (15)             3

Cash and cash equivalents, beginning of year                            15             12

Cash and cash equivalents, end of year                             $    --        $    15

Reconciliation of net loss to net cash used in operating activities:

Net loss                                                          $  (107)       $  (157)
Adjustments to reconcile net loss to net cash used
  in operating activities:
   Share of losses from Local Limited Partnerships                     --            136
   Loss on investment in Local Limited Partnerships                    --             11
   Increase (decrease) in administrative and reporting
     fees payable to General Partner                                   86         (1,068)
   Increase in accrued expenses                                         4             --

         Total adjustments                                             90           (921)
Net cash used in operating activities                             $   (17)       $(1,078)


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

During 1984, the Partnership acquired limited partnership interests of 99% in nine Local Limited Partnerships and 98% in one Local Limited Partnership. Each Local Limited Partnership was organized to acquire and operate an existing rental housing project. The Partnership continues to own a 99% interest in two Local Limited Partnerships and a 98% interest in one Local Limited Partnership at December 31, 2004.

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

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. Upon adoption of FIN 46, the Partnership determined that its three Local Limited Partnerships in which it held investments were not VIE's.

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

Forest Green and Village Green Limited Partnerships sold their underlying properties during the year ended December 31, 2003 (as discussed above). Due to the sale of the properties owned by these two Local Limited Partnerships, the Local Limited Partnerships recognized a loss from sale of investment property of approximately $73,000 for the year ended December 31, 2003 and loss from operations of approximately $82,000 was recorded for the year ended December 31, 2003. The Partnership recognized approximately $136,000 of the losses from these Local Limited Partnerships for the year ended December 31, 2003. Approximately $18,000 of losses from Forest Green for the year ended December 31, 2003 were not recognized as the investment balance in this Local Limited Partnership had been reduced to zero. The Partnership did not recognize approximately $321,000 and $487,000 of losses from two and four Local Limited Partnerships during 2004 and 2003, respectively. The Partnership did not recognize approximately $51,000 of profits from one Local Limited Partnership during 2004. As of December 31, 2004, the Partnership has not recognized approximately $8,657,000 of its allocated share of cumulative losses from the three Local Limited Partnerships in which its investment is zero. The Partnership recognized a loss on investment in Local Limited Partnership of approximately $11,000 during 2003 which is comprised of the write-off of the remaining investment balance of the Partnership in Village Green Limited Partnership as a result of this entity liquidating during 2003.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at December 31, 2004 for three Local Limited Partnerships. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances remain due and payable to the Partnership. Interest is calculated at the Chase Manhattan prime rate plus 2% or 7.25% at December 31, 2004. Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the years ended December 31, 2004 and 2003, no advances were made by the Partnership to the Local Limited Partnerships. During the year ended December 31, 2003, the Partnership received approximately $78,000 as repayment of advances plus accrued interest of approximately $129,000 from one Local Limited Partnership. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at December 31, 2004.

Summaries of the combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2004, and the combined results of operations for each of the two years in the period ended December 31, 2004, are as follows.

                           CONDENSED COMBINED BALANCE SHEET
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                                              December 31, 2004
Assets:
  Land                                                              $ 1,273
  Buildings and improvements, net of accumulated
   depreciation of approximately $7,300                               6,926
  Other assets                                                        1,937
                                                                    $10,136
Liabilities and Partners' Deficit:
  Liabilities:
  Mortgage notes payable                                            $ 3,502
  Notes payable                                                       5,014
  Accrued interest on notes payable                                  10,035
  Other liabilities                                                     750
                                                                     19,301
Partners' Deficit:
  National Housing Partnership Realty Fund I                         (8,944)
  Other partners                                                       (221)
                                                                     (9,165)
                                                                    $10,136

                       CONDENSED COMBINED RESULTS OF OPERATIONS
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)

                                                         Years Ended December 31,
                                                           2004             2003
Revenues:
  Rental income                                          $2,615           $ 2,370
  Other income                                              140               119

    Total revenues                                        2,755             2,489

Expenses:
  Operating expenses                                      2,014             1,971
  Financial expenses                                         31                25
  Interest on notes payable                                 495               495
  Depreciation                                              491               475

    Total expenses                                        3,031             2,966

Loss from continuing operations                            (276)             (477)

Loss from sale of discontinued operations                    --               (73)

Loss from discontinued operations                            --               (82)

Net loss                                                 $ (276)           $ (632)

The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Each Local Limited Partnership was formed during 1984 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 of the National Housing Act. During the years ended December 31, 2004 and 2003 the projects received a total of approximately $1,695,000 and $1,414,000, respectively of rental assistance from HUD.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original
Section 8 contracts. This legislation affects 482 units, or 94% of the units in which the Partnership has invested at December 31, 2004. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market. This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                      Subsidized Units       Subsidized Units
                                        Expiring as a          Expiring as a
                       Number of     Percentage of Total       Percentage of
                         Units        Subsidized Units          Total Units

2005                     482                100%                    94%

All of the units (482 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2005. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents;
(3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership's intention to opt out of the program prior to contract termination.

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

These notes matured as follows:

Local Partnership                             Due Date   Note Amount  Accrued Interest
                                                                (in thousands)
San Jose Limited Partnership                  8/29/99*     $ 1,699        $ 3,459
Gates Mills I Limited Partnership             10/1/99*        2,667          5,399
Hurbell IV Limited Partnership                11/9/99*          648          1,177
Total Delinquent                                           $ 5,014        $ 10,035

* Notes are in default.

3. TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $86,000 annually during each of the years ended December 31, 2004 and 2003. The Partnership paid approximately $1,154,000 of accrued administrative and reporting fees to the General Partner during the year ended December 31, 2003. No such fees were paid to the General Partner during the year ended December 31, 2004. As of December 31, 2004, the Partnership owed approximately $129,000 to the General Partner for accrued administrative and reporting fees.

During the year ended December 31, 2004, the General Partner advanced approximately $2,000 to the Partnership to fund operating expenses. Interest is charged at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense was less than $1,000 for the year ended December 31, 2004. No such advances were made by the General Partner to the Partnership during the year ended December 31, 2003. At December 31, 2004, the total amount of advances and accrued interest is approximately $2,000 and is included in due to General Partner.

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the project operated by one of the Local Limited Partnerships for the years ended December 31, 2004 and 2003. NHPMC and other affiliates of NCHP earned approximately $112,000 and $113,000 from the Local Limited Partnership for management fees provided to the Local Limited Partnerships during the years ended December 31, 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, one

Local Limited Partnership operated by an affiliate of the General Partner was charged a fee related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of additions to fixed assets. This fee is payable from surplus cash. This fee of approximately $7,000 and $6,000 for the years ended December 31, 2004 and 2003, respectively, has been capitalized as part of fixed assets for the respective Local Limited Partnership.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimburse NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2004 and 2003 were approximately $191,000 and $178,000, respectively.

An affiliate of the Local Partner of Gates Mills I Limited Partnership provides management services for the property owned by the Local Limited Partnership. During the years ended December 31, 2004 and 2003, the affiliate received approximately $77,000 and $74,000, respectively, for these services. Additionally, in 2004 and 2003, approximately $15,000 and $14,000, respectively, was paid to this affiliate for accounting services.

During the years ended December 31, 2004 and 2003, the General Partner was entitled to reimbursement of accountable administrative expenses of approximately $43,000 and $34,000, respectively, from one Local Limited Partnership.

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

A reconciliation follows:

                                                  Years Ended December 31,
                                                     2004            2003
                                                       (in thousands)

Net loss per financial statements                   $ (107)         $ (157)

  Other                                                (56)             (9)
  Partnership's share of local limited
   partnership's income                                417           3,296
Income per tax return                               $ 254           $3,130

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net liabilities:

                                                   December 31, 2004
                                                     (in thousands)

      Net liabilities as reported                      $  (135)
      Add (deduct):
       Investment in Partnerships                       (7,738)
       Other                                               290
      Net deficit - federal tax basis                  $(7,583)

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

6. GOING CONCERN

The Local Limited Partnerships' notes payable are past due, and therefore, the notes are in default (see Note 2). Continuation of the Local Limited Partnerships' operations in their present form is dependent on their ability to extend the maturity date of these notes, or to repay or to refinance the notes. These conditions raise substantial doubt about their and the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

7. ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the years ended December 31, 2004 and 2003, the number of Limited Partnership Units decreased by 15 and 73 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year. The number of units outstanding was 11,429 and 11,356 at January 1, 2003 and 2004, respectively.

8. CONTINGENCIES

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

9. REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND I HAS INVESTED


                                         Initial Cost                 Net Cost
                                        To Partnership               Capitalized
                                        (in thousands)                (Removed)
                                                                      Subsequent
                                                                   to Acquisition
                                                                   (in thousands)
                                                Buildings
                                               and Related
                                                Personal                   Carrying Cost
     Description      Encumbrances    Land      Property    Improvements    Adjustments

Gates Mills I                (1)     $  669     $ 6,058        $   343      $      --
 Limited Partnership
San Jose                     (1)        440       4,728          2,294             --
 Limited Partnership
Hurbell IV                   (1)        100       2,159            168         (1,460)
 Limited Partnership
  Totals                             $1,209     $12,945        $ 2,805      $  (1,460)


                         Gross Amount At Which
                                Carried
                              At December 31, 2004
                                 (in thousands)
                                                                                 Life upon
                                                                                   which
                                                                                depreciation
                                                                                     in
                            Buildings                                              latest
                               And                                               statement
                             Related                                           of operations
                            Personal             Accumulated   Date of    Date   is computed
     Description      Land  Property  Total(2)   Depreciation Construct- Acquired  (years)
                                         (3)         (3)         ion

Gates Mills I         $ 669  $ 6,401   $ 7,070       $ 2,945    1972    10/84       5-30

 Limited Partnership
San Jose Limited
 Partnership           503     6,959     7,462         3,972    1970     9/84       5-50

Hurbell IV
 Limited Partnership  101        866       967           383    1974    11/84       5-30

  Totals              $1,273 $14,226   $15,499       $ 7,300

(1)    Schedule of Encumbrances

                                                                  Notes
                                                                Payable and
                                                   Mortgage       Accrued
Partnership Name                                    Notes        Interest      Total
                                                                (in thousands)

Gates Mills I Limited Partnership                  $ 1,556        $ 8,066    $ 9,622

San Jose Limited Partnership                         1,207          5,158      6,365

Hurbell IV Limited Partnership                         739          1,825      2,564

  Total - December 31, 2004                        $ 3,502        $15,049    $18,551

(2)   The   aggregate   cost  of  land  for  Federal   income  tax  purposes  is
      approximately $1,208,000 and the aggregate costs of buildings and improvements for Federal income tax purposes is approximately $15,752,000. The total of the above-mentioned items is approximately $16,960,000.

(3)   Reconciliation of real estate

                                                 Years Ended December 31,
                                                   2004           2003
                                                      (in thousands)
Balance at beginning of year                     $ 15,297       $ 20,637
Improvements                                          202            226
Disposals of rental properties                         --         (5,566)
Balance at end of year                           $ 15,499       $ 15,297

Reconciliation of accumulated depreciation

                                                 Years Ended December 31,
                                                   2004           2003
                                                      (in thousands)
Balance at beginning of year                      $ 6,809       $ 8,920
Depreciation expense                                  491            475
Disposals of rental properties                         --         (2,586)
Balance at end of year                            $ 7,300       $ 6,809

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8B.    Other Information

            None.
                                    PART III


Item 9. Directors and Executive Officers of the Registrant

The Partnership has no directors, executive officers or significant employees of its own.

The names, ages, business experience and involvement in legal proceedings of the directors and officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership (the "General Partner"), and certain of its affiliates, are as follows:

Directors of NCHP

Three individuals comprise the Board of Directors of NCHP.

Jeffrey Adler                    43   Director and Executive Vice President
Ronald D. Monson                 48   Director and Vice President
David R. Robertson               39   Director, President and Chief Executive
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

Ronald D. Monson has been a Director of the General Partner since February 2001. Beginning in February 2004, Mr. Monson assumed oversight of four of AIMCO's regional operating centers and was appointed Senior Vice President of the Midwest Division. From February 2001 to February 2004, Mr. Monson served as the head of AIMCO's conventional property operations. Previously, he served as Regional Vice President of AIMCO from March 1997 to May 1998, when he was appointed to Senior Vice President of the Midwest Division until January 1999, when he was appointed Senior Vice President of the Far West Division, which role he filled until February 2001.

David R. Robertson has been a Director and President and Chief Executive Officer of the General Partner since February 2004. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios. Since February 1996, Mr. Robertson had been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Officers

The current officers of NCHP and a description of their principal occupations in recent years are listed below.

Martha L. Long                   45   Senior Vice President
Harry G. Alcock                  42   Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Stephen B. Waters                43   Vice President


Jeffrey Adler                        See "Directors of NCHP".
Ronald D. Monson                     See "Directors of NCHP".
David R. Robertson                   See "Directors of NCHP".

Martha L. Long has been a Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

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

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President of the General Partner and AIMCO since February 1999 and was appointed Chief Financial Officer of the General Partner and AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units as of December 31, 2004.

         Name of Beneficial Owner              Number of Units       % of Class

AIMCO Properties, LP                               1,332.50              11.75%
  (affiliate of the General Partner)

The business address of AIMCO Properties, LP is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Item 12. Certain Relationships and Related Transactions

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $86,000 annually during each of the years ended December 31, 2004 and 2003. The Partnership paid approximately $1,154,000 of accrued administrative and reporting fees to the General Partner during the year ended December 31, 2003. No such fees were paid to the General Partner during the year ended December 31, 2004. As of December 31, 2004, the Partnership owed approximately $129,000 to the General Partner for accrued administrative and reporting fees.

During the year ended December 31, 2004, the General Partner advanced approximately $2,000 to the Partnership to fund operating expenses. Interest is charged at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense was less than $1,000 for the year ended December 31, 2004. No such advances were made by the General Partner to the Partnership during the year ended December 31, 2003. At December 31, 2004, the total amount of advances and accrued interest is approximately $2,000.

An affiliate of the General Partner, NHP Management Company ("NHPMC") is the project management agent for the project operated by one of the Local Limited Partnerships for the years ended December 31, 2004 and 2003. NHPMC and other affiliates of NCHP earned approximately $112,000 and $113,000 from the Local Limited Partnership for management fees provided to the Local Limited Partnerships during the years ended December 31, 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, one Local Limited Partnership operated by an affiliate of the General Partner was charged a fee related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of additions to fixed assets. This fee is payable from surplus cash. This fee of approximately $7,000 and $6,000 for the years ended December 31, 2004 and 2003, respectively, has been capitalized as part of fixed assets for the respective Local Limited Partnership.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimburse NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2004 and 2003 were approximately $191,000 and $178,000, respectively.

An affiliate of the Local Partner of Gates Mills I Limited Partnership provides management services for the property owned by the Local Limited Partnership. During the years ended December 31, 2004 and 2003, the affiliate received approximately $77,000 and $74,000, respectively, for these services. Additionally, in 2004 and 2003, approximately $15,000 and $14,000, respectively, was paid to this affiliate for accounting services.

During the years ended December 31, 2004 and 2003, the General Partner was entitled to reimbursement of accountable administrative expenses of approximately $43,000 and $34,000, respectively, from one Local Limited Partnership.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $16,000 and $42,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $3,000 for both 2004 and 2003, respectively.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I


                                INDEX OF EXHIBITS

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

32.1  Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Independent Auditors Report for Hurbell IV Limited Partnership - year ended December 31, 2004.

32.3 Independent Auditors Report for Hurbell IV Limited Partnership - year ended December 31, 2003.

32.4 Independent Auditors Report for Gates Mill I Limited Partnership - year ended December 31, 2004.

32.5 Independent Auditors Report for Gates Mill I Limited Partnership - year ended December 31, 2003.

32.6 Independent Auditors Report for San Jose Limited Partner - year ended December 31, 2004.

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

                                National Housing Partnership Realty Fund I

                                By:   The National Housing Partnership,
                                      its sole general partner

                                By:   National Corporation for
                                      Housing Partnerships,
                                      its sole general partner

                                By:   /s/David R. Robertson
                                      David R. Robertson
                                      Director,  President and Chief Executive
                                      Officer

                                      /s/Stephen B. Waters
                                By:   Stephen B. Waters
                                      Vice President

                                Date: March 30, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Ronald D. Monson           Director and Senior  Date: March 30, 2005
Ronald D. Monson              Vice President

/s/David R. Robertson         Director, President  Date: March 30, 2005
David R. Robertson            and Chief Executive
                              Officer

/s/Stephen B. Waters          Vice President       Date: March 30, 2005
Stephen B. Waters

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

Date: March 30, 2005

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

Date: March 30, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Housing Partnership Realty Fund I (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  March 30, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 30, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2
                          Independent Auditor's Report

To the Partners
Hurbell IV Limited Partnership

We have audited the accompanying balance sheet of Hurbell IV Limited Partnership, a Limited Partnership, FHA Project No. 062-44054-LD, as of December 31, 2004, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurbell IV Limited Partnership as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has notes payable that matured on November 9, 1999. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued reports dated January 31, 2005 on our consideration of Hurbell IV Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on pages 16-20 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Hurbell IV Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                             /s/Carter & Company


Destin, Florida
January 31, 2005

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


Atlanta, Georgia
February 5, 2004

Exhibit 32.4

                          Independent Auditor's Report

To the Partners
Gates Mills I Limited Partnership

We have audited the accompanying balance sheet of Gates Mills I Limited Partnership, as of December 31, 2004, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gates Mills I Limited Partnership as of December 31, 2004, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Gates Mills I Limited Partnership will continue as a going concern. As discussed in Note C to the financial statements, the Partnership's deferred acquisition notes are in default and the time period for cure has expired. As of the date of this report, the Partnership has not renegotiated the terms of the notes which raises substantial doubt about the Partnership's ability to continue as a going concern. The Partnership's plans in regard to this matter are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, and the "Consolidated Audit Guide for Audits of HUD Programs" (the "Guide"), we have also issued reports dated January 25, 2005, on our consideration of Gates Mills I Limited Partnership's internal control over financial reporting and on our tests of its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and the Guide should be considered in assessing the results of our audit.

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

                                                         /s/Reznick Group P.C.
Bethesda, Maryland
January 25, 2005

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

                                                 /s/Reznick Fedder & Silverman
Bethesda, Maryland
January 20, 2004

Exhibit 32.6

                          Independent Auditor's Report

To the Partners
San Jose Limited Partnership

We have audited the accompanying balance sheet of San Jose Limited Partnership, a Limited Partnership, Project Number 115-44003-LDP-SUP, as of December 31, 2004, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Jose Limited Partnership as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated January 15, 2004 on our consideration of San Jose Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on pages 14 - 18 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, if our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                             /s/Carter & Company

Destin, Florida
January 15, 2005