Form 10QSB
period 2005-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2005-05-13
CIK 731131

0

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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
                                   (Unaudited)

                                 March 31, 2005


ASSETS
   Cash and cash equivalents                                    $    3
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                         --
                                                                $    3

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
   Administrative and reporting fees payable to
      General Partner (Note 3)                                  $  140
   Due to General Partner (Note 3)                                  12
                                                                   152

Partners' (deficiency) capital
   General Partner -- The National Housing
      Partnership (NHP)                                            (90)
   Original Limited Partner -- 1133 Fifteenth
      Street Associates                                            (95)
   Other Limited Partners -- 11,341 investment
      units                                                         36
                                                                  (149)
                                                                $    3

                See Accompanying Notes to Financial Statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Operations
                      (in thousands, except per unit data)
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                            2005     2004

Revenues:                                                $    --     $    --

Expenses:
  Administrative and reporting fees
   to General Partner (Note 3)                                11          22
  Other operating expenses                                     3           8
      Total expenses                                          14          30

Net loss                                                 $   (14)    $   (30)

Allocation of net loss:
  General Partner - NHP                                  $    --     $    --
  Original Limited Partner - 1133 Fifteenth Street
   Associates                                                 --          --
  Other Limited Partners                                     (14)        (30)
                                                         $   (14)    $   (30)

Net loss per Other Limited Partnership Interest          $ (1.23)    $ (2.64)


                See Accompanying Notes to Financial Statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I
            Statement of Changes in Partners' (Deficiency) Capital
                        (in thousands, except unit data)
                                   (Unaudited)


                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership     Street        Limited
                                     (NHP)      Associates     Partners        Total

(Deficiency) capital at
   December 31, 2004                 $  (90)      $  (95)        $   50      $ (135)

Net loss for the three months
   Ended March 31, 2005                  --           --            (14)        (14)

(Deficiency) capital at
   March 31, 2005                   $   (90)      $  (95)        $   36      $ (149)

Percentage interest at
   March 31, 2005                        1%           1%            98%        100%
                                         (A)          (B)            (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 11,341 investment units.


                See Accompanying Notes to Financial Statements


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                                    2005         2004
Cash flows used in operating activities:
  Operating expenses paid                                        $    (7)     $    (1)

Cash flows provided by financing activities:
  Advance from General Partner                                        10           --

Net increase (decrease) in cash and cash equivalents                   3           (1)

Cash and cash equivalents, beginning of period                        --           15

Cash and cash equivalents, end of period                         $     3      $    14

Reconciliation of net loss to net cash used in operating activities:
     Net loss                                                    $   (14)     $   (30)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
     Increase in administrative and reporting
      fees payable to General Partner                                 11           22
     (Decrease) increase in accrued expenses                          (4)           7
        Total adjustments                                              7           29
Net cash used in operating activities                            $    (7)     $    (1)

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. Upon adoption of FIN 46, the Partnership determined that its three Local Limited Partnerships in which it held investments were not VIEs, and this determination still applies at March 31, 2005.

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 98% limited partnership interest in Gates Mills I Limited Partnership and 99% limited partnership interests in two other Local Limited
Partnerships: San Jose Limited Partnership and Hurbell IV Limited Partnership. The Partnership owned a 99% interest in seven other Local Limited Partnerships, two of which were sold during 2000, one of which was sold during 2001, one of which was foreclosed upon during 2001, one of which was sold during 2002, and two of which were sold during 2003.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of March 31, 2005, investments in the three Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $104,000 of its allocated share of losses from three Local Limited Partnerships for each of the three months ended March 31, 2005 and 2004, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. As of March 31, 2005, the Partnership has not recognized approximately $8,761,000 of its allocated share of cumulative losses from the three Local Limited Partnerships in which its investment is zero.

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

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the three remaining Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these Local Limited Partnerships, has been reduced to zero at March 31, 2005. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Limited Partnerships. These advances are payable to the Partnership. Interest is calculated at the prime rate plus 2% (7.75% at March 31, 2005). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the three months ended March 31, 2005 and 2004, the Partnership made no advances to the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at March 31, 2005.

The following are combined statements of operations for the three months ended March 31, 2005 and 2004, respectively, of the Local Limited Partnerships in which the Partnership has invested.

The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                                          COMBINED STATEMENTS OF OPERATIONS
                                                  Three Months Ended
                                                       March 31,
                                                  2005          2004
                                                    (in thousands)
Rental income                                    $  668        $  639
Other income                                         39            29
   Total revenues                                   707           668
Operating expenses                                  465           431
Interest, taxes, and insurance                      224           221
Depreciation                                        124           122
   Total expenses                                   813           774
   Net loss                                      $ (106)       $ (106)
National Housing Partnership Realty Fund I
 share of losses                                 $ (104)       $ (104)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During the three months ended March 31, 2005 and 2004, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $11,000 and $22,000, respectively, for services provided to the Partnership. As of March 31, 2005, the Partnership owed approximately $140,000 to the General Partner for accrued administrative and reporting fees.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

During the three months ended March 31, 2005, the General Partner advanced approximately $10,000 to the Partnership to fund operating expenses. Interest is charged at the prime rate plus 2% (7.75% at March 31, 2005). Interest expense was less than $1,000 for the three months ended March 31, 2005. No such advances were made by the General Partner to the Partnership during the three months ended March 31, 2004. At March 31, 2005, the total amount of advances and accrued interest is approximately $12,000 and is included in due to General Partner.

(4)   GOING CONCERN

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

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

The Partnership had cash and cash equivalents of approximately $3,000 at March 31, 2005 as compared to approximately $14,000 at March 31, 2004. The Partnership had cash and cash equivalents of less than $1,000 at December 31, 2004. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 2005, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. The Partnership's only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During the three months ended March 31, 2005, the General Partner advanced approximately $10,000 to the Partnership to fund operating expenses. Interest is charged at the prime rate plus 2% (7.75% at March 31, 2005). Interest expense was less than $1,000 for the three months ended March 31, 2005. No such advances were made by the General Partner to the Partnership during the three months ended March 31, 2004. At March 31, 2005, the total amount of advances and accrued interest is approximately $12,000.

At March 31, 2005, the Partnership owed the General Partner approximately $140,000 for administrative and reporting services performed. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather the payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

During the three months ended March 31, 2005 and 2004, the Partnership made no advances for working capital purposes to any of the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at March 31, 2005.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 2005, investments in the three remaining Local Limited Partnerships have been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. No cash distributions were received from the Local Limited Partnerships during the three months ended March 31, 2005 and 2004. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships and the sale or refinancing of the underlying properties.

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

The Partnership realized net losses of approximately $14,000 and $30,000 for the three months ended March 31, 2005 and 2004, respectively. Net loss per unit of limited partnership interest was $1.23 and $2.64 for the three months ended March 31, 2005 and 2004, respectively. The decrease in net loss is due to decreases in administration and reporting fees and operating expenses. The Partnership did not recognize approximately $104,000 of its allocated share of losses from the three Local Limited Partnerships for each of the three months ended March 31, 2005 and 2004, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero.

FASB Interpretation No. 26

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. Upon adoption of FIN 46, the Partnership determined that its three Local Limited Partnerships in which it held investments were not VIEs and this determination still applies as of March 31, 2005.

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


ITEM 5.     OTHER INFORMATION

            None.


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


                               Date: May 13, 2005

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

32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 13, 2005

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

Date: May 13, 2005

                                    /s/ Stephen B. Waters
                                    Stephen B. Waters
                                    Vice     President    of    National
                                    Corporation        for       Housing
                                    Partnerships,   equivalent   of  the
                                    chief   financial   officer  of  the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Partnership Realty Fund I (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 13, 2005

                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 13, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.