Form 10QSB
period 2005-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2005-11-14
CIK 731131

0

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                                  Balance Sheet
                        (in thousands, except unit data)
                                   (Unaudited)

                               September 30, 2005


ASSETS
   Cash and cash equivalents                                    $    2
   Receivables                                                       3
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                         --
                                                                $    5

LIABILITIES AND PARTNERS' DEFICIT

Liabilities
   Administrative and reporting fees payable to General
    Partner (Note 3)                                            $  178
   Due to General Partner (Note 3)                                  26
   Other accrued expenses                                            2
                                                                   206
Partners' deficit
   General Partner - The National Housing
      Partnership (NHP)                                            (91)
   Original Limited Partner -- 1133 Fifteenth
      Street Associates                                            (96)
   Other Limited Partners -- 11,269 investment
      units                                                        (14)
                                                                  (201)
                                                                     5


                See Accompanying Notes to Financial Statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Operations
                      (in thousands, except per unit data)
                                   (Unaudited)





                                                 Three Months Ended      Nine Months Ended
                                                    September 30,          September 30,
                                                   2005        2004       2005        2004

Revenues                                       $    --      $    --    $    --     $    --

Expenses
  Administrative and reporting fees to
     General Partner (Note 3)                       20           22         49          65
  Interest expense                                   1           --          1          --
  Other operating expenses                           4            3         16          23
         Total expenses                             25           25         66          88

Net loss                                       $   (25)     $   (25)   $   (66)    $   (88)

Allocation of net loss:
  General Partner - NHP                        $    --      $    --    $    (1)    $    (1)
  Original Limited Partner - 1133
   Fifteenth Street Associates                      --           --         (1)         (1)
  Other Limited Partners                           (25)         (25)       (64)        (86)
                                               $   (25)     $   (25)   $   (66)    $   (88)

Net loss per Other Limited Partnership
  Interest (Note 6)                            $ (2.20)     $ (2.20)   $ (5.64)    $ (7.57)


                See Accompanying Notes to Financial Statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I
            Statement of Changes in Partners' (Deficiency) Capital
                        (in thousands, except unit data)
                                   (Unaudited)



                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership     Street        Limited
                                     (NHP)      Associates     Partners        Total

(Deficiency) capital at
   December 31, 2004                 $  (90)      $  (95)        $   50      $ (135)

Net loss for the nine months
   ended September 30, 2005              (1)          (1)           (64)        (66)

Deficit at September 30, 2005       $   (91)      $  (96)        $  (14)     $ (201)

Percentage interest at
   September 30, 2005                    1%           1%            98%        100%
                                         (A)          (B)            (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 11,341 investment units at December 31, 2004 (Note 6).


                See Accompanying Notes to Financial Statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND I
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2005       2004
Cash flows used in operating activities:
   Operating expenses paid                                      $  (21)     $  (12)

Cash flows provided by financing activities:
   Advances from General Partner                                    23          --

Net increase (decrease) in cash and cash equivalents                 2         (12)

Cash and cash equivalents, beginning of period                      --          15

Cash and cash equivalents, end of period                        $    2      $    3

Reconciliation of net loss to net cash used in operating activities:
     Net loss                                                   $  (66)     $  (88)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
     Increase in receivables                                        (3)         --
     Increase in administrative and reporting fees payable          49          65
     (Decrease) increase in other accrued expenses                  (2)         11
     Increase in due to General Partner                              1          --
        Total adjustments                                           45          76
Net cash used in operating activities                           $  (21)     $  (12)


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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. Upon adoption of FIN 46, the Partnership determined that its three Local Limited Partnerships in which it held investments were not VIEs. During the nine months ended September 30, 2005, the Partnership reconsidered its initial determination of the three Local Limited Partnerships for VIE status. As a result the Partnership determined it held variable interests in its three Local Limited Partnerships; however, the Partnership was not the primary beneficiary. Those three Local Limited Partnerships are directly engaged in the ownership and management of three apartment properties with a total of 511 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from these VIEs, which was zero at September 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30, 2005, the Partnership owned a 98% limited partnership interest in Gates Mills I Limited Partnership (see Note 7) and 99% limited partnership interests in two other Local Limited Partnerships: San Jose Limited Partnership and Hurbell IV Limited Partnership.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost plus the Partnership's share of the Local Limited Partnerships' profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of September 30, 2005, investments in the three Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $310,000 and $249,000 of its allocated share of losses from three and two Local Limited Partnerships for the nine months ended September 30, 2005 and 2004, respectively, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $25,000 of its allocated share of profits from one Local Limited Partnership for the nine months ended September 30, 2004, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. As of September 30, 2005, the Partnership has not recognized approximately $8,967,000 of its allocated share of cumulative losses from the three Local Limited Partnerships in which its investment is zero.

San Jose, Gates Mills I and Hurbell IV Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes are nonrecourse notes secured by a security interest in all partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Local Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due August 29, 1999, October 1, 1999, and November 9, 1999, respectively. Interest continues to be paid or accrued under the original terms of the respective agreements. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure (see Note 7). The noteholders at San Jose and Hurbell IV Limited Partnerships have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. There can be no assurance as to when, or if, such holders may seek to exercise such rights. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the three remaining Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these Local Limited Partnerships, has been reduced to zero at September 30, 2005. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Limited Partnerships. These advances are payable to the Partnership. Interest is calculated at the prime rate plus 2% (8.75% at September 30, 2005). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the nine months ended September 30, 2005 and 2004, the Partnership made no advances to the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at September 30, 2005.

The following are combined statements of operations for the three and nine months ended September 30, 2005 and 2004, respectively, of the Local Limited Partnerships in which the Partnership has invested.

The statements are compiled from interim financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.




                                        COMBINED STATEMENTS OF OPERATIONS
                                 Three months ended            Nine months ended
                                    September 30,                September 30,
                                 2005           2004           2005          2004
                                   (in thousands)                (in thousands)

Rental income                  $   666        $   643        $ 2,001        $ 1,921
Other income                        47             36            130             98
  Total revenues                   713            679          2,131          2,019

Operating expenses                 460            388          1,347          1,204
Interest, taxes, and
 insurance                         260            227            726            676
Depreciation                       125            123            373            368
  Total expenses                   845            738          2,446          2,248
  Net loss                     $  (132)       $   (59)        $ (315)       $ (229)

National Housing
 Partnership Realty Fund
 I share of losses             $  (131)       $   (57)        $ (310)       $ (224)

 (3) TRANSACTIONS WITH THE GENERAL PARTNER

During the nine months ended September 30, 2005 and 2004, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $49,000 and $65,000, respectively, for services provided to the Partnership. As of September 30, 2005, the Partnership owed approximately $178,000 to the General Partner for accrued administrative and reporting fees.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

During the nine months ended September 30, 2005, the General Partner advanced approximately $23,000 to the Partnership to fund operating expenses. Interest is charged at the prime rate plus 2% (8.75% at September 30, 2005). Interest expense was approximately $1,000 for the nine months ended September 30, 2005. No such advances were made by the General Partner to the Partnership during the nine months ended September 30, 2004. At September 30, 2005, the total amount of advances and accrued interest is approximately $26,000 and is included in due to General Partner.

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

(6) ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the nine months ended September 30, 2005 and 2004, the number of Limited Partnership units decreased by 72 and 15 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership unit(s), a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The loss per Limited Partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year. The number of units outstanding were 11,341 and 11,356 at January 1, 2005 and 2004, respectively.

(7) SUBSEQUENT EVENT

Subsequent to September 30, 2005, the Partnership received notice that the holders of the deferred acquisition notes in default at Gates Mills I Limited Partnership have exercised their rights under the notes and have foreclosed upon NHP's and the Partnership's interests in Gates Mills I Limited Partnership. The Partnership had no investment balance remaining in this Local Limited Partnership at September 30, 2005.

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

The Partnership had cash and cash equivalents of approximately $2,000 at September 30, 2005 as compared to approximately $3,000 at September 30, 2004. The Partnership had cash and cash equivalents of less than $1,000 at December 31, 2004. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 2005, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. The Partnership's only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During the nine months ended September 30, 2005, the General Partner advanced approximately $23,000 to the Partnership to fund operating expenses. Interest is charged at the prime rate plus 2% (8.75% at September 30, 2005). Interest expense was approximately $1,000 for the nine months ended September 30, 2005. No such advances were made by the General Partner to the Partnership during the nine months ended September 30, 2004. At September 30, 2005, the total amount of advances and accrued interest is approximately $26,000.

At September 30, 2005, the Partnership owed the General Partner approximately $178,000 for administrative and reporting services performed. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather the payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

During the nine months ended September 30, 2005 and 2004, the Partnership made no advances for working capital purposes to any of the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at September 30, 2005.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 2005, investments in the three remaining Local Limited Partnerships have been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. No cash distributions were received from the Local Limited Partnerships during the nine months ended September 30, 2005 and 2004. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships and the sale or refinancing of the underlying properties.

San Jose, Gates Mills I and Hurbell IV Limited Partnerships all have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership. The notes are nonrecourse notes secured by a security interest in all partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Local Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due August 29, 1999, October 1, 1999, and November 9, 1999, respectively. Interest continues to be paid or accrued under the original terms of the respective agreements. Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure (see Item 1. Financial Statements - Note 7). The noteholders at San Jose and Hurbell IV Limited Partnerships have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. There can be no assurance as to when, or if, such holders may seek to exercise such rights. Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

As of September 30, 2005, the Partnership retained an interest in three Local Limited Partnerships, which operate three rental housing properties (see Item 1. Financial Statements - Note 7). Due to the use of the equity method of accounting as discussed in "Item 1. Financial Statements - Note 2" to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the profits or losses of the Local Limited Partnerships. The three remaining investments in Local Limited Partnerships have been reduced to zero. As a result, the Partnership's operations are no longer being affected by their share of the Local Limited Partnership's operations.

The Partnership realized net losses of approximately $25,000 and $66,000 for the three and nine months ended September 30, 2005, respectively, compared to net losses of approximately $25,000 and $88,000 for the three and nine months ended September 30, 2004, respectively. Net loss per unit of limited partnership interest was $2.20 and $5.64 for the three and nine months ended September 30, 2005, respectively, and $2.20 and $7.57 for the three and nine months ended September 30, 2004, respectively. The decrease in net loss for the nine months ended September 30, 2005 is primarily due to a decrease in administrative and reporting fees. The Partnership did not recognize approximately $310,000 and $249,000 of its allocated share of losses from three and two Local Limited Partnerships for the nine months ended September 30, 2005 and 2004, respectively, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The Partnership did not recognize approximately $25,000 of its allocated share of profits from one Local Limited Partnership for the nine months ended September 30, 2004, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. Upon adoption of FIN 46, the Partnership determined that its three Local Limited Partnerships in which it held investments were not VIEs. During the nine months ended September 30, 2005, the Partnership reconsidered its initial determination of the three Local Limited Partnerships for VIE status. As a result the Partnership determined it held variable interests in its three Local Limited Partnerships; however, the Partnership was not the primary beneficiary. Those three Local Limited Partnerships are directly engaged in the ownership and management of three apartment properties with a total of 511 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from these VIEs, which was zero at September 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

                           PART II - OTHER INFORMATION


ITEM 5.     OTHER INFORMATION

            National Housing Partnership Realty Fund I owns a 98% limited partnership interest in Gates Mills I Limited Partnership. On October 31, 2005, the Partnership received notice that the holders of the deferred acquisition notes in default at Gates Mills I Limited Partnership have exercised their rights under the notes and have foreclosed upon the Partnership's limited partner interests in Gates Mills I Limited Partnership. The Partnership had no investment balance remaining in Gates Mills I Limited Partnership at the time of foreclosure.

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

                             Date: November 14, 2005

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

Date: November 14, 2005

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

Date: November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Partnership Realty Fund I (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 14, 2005

                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.