Form 10KSB
period 2005-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2006-03-31
CIK 731131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  _________to _________

Commission file number 0-13465

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

(Name of small business issuer in its charter)

Maryland	52-1358879
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

(864) 239-1000

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

11,269 Limited Partnership Interests

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.   None

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's business is to hold limited partnership interests in two limited partnerships ("Local Limited Partnerships"), each of which owns and operates a multi-family rental housing property ("Properties") which receives one or more forms of assistance from the Federal Government at December 31, 2005.  The Partnership held an interest in one Local Limited Partnership whose interest was foreclosed upon during the year ended December 31, 2005. The Partnership held interests in seven other Local Limited Partnerships, six of which sold their properties and one whose interest was foreclosed upon prior to 2004.

The Partnership acquired interests in the Local Limited Partnerships from sellers who originally developed the Properties. In each instance, NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See “Item 6. Management’s Discussion and Analysis or Plan of Operation” for information relating to the Partnership’s rights and obligations to make additional contributions or loans to Local Limited Partnerships.

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

The following is a schedule of the Properties owned by the Local Limited Partnerships in which the Partnership is a limited partner:

SCHEDULE OF PROPERTIES OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND I HAS AN INVESTMENT

			Units
		Financed,	Authorized	Occupancy
		Insured	for Rental	Percentage
		and	Assistance	for the Years Ended
Property Name, Location	Number of	Subsidized	Under	December 31,
and Partnership Name	Units	Under	Section 8 (B)	2005	2004

San Jose	220	(A)	215	99%	99%
San Antonio, Texas
(San Jose Limited
Partnership)
Talladega Downs	100	(A)	100	100%	99%
Talladega, Alabama
(Hurbell IV Limited
Partnership)

(A)

The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)

Section 8 of Title II of the Housing and Community Development Act of 1974.

On October 31, 2005, the Partnership received notice that the holders of the deferred acquisition notes in default at Gates Mills I Limited Partnership had exercised their rights under the notes and had foreclosed upon NHP’s and the Partnership’s interests in Gates Mills I Limited Partnership.  No gain or loss resulted from this transfer of interest, as the Partnership had no investment balance remaining in this Local Limited Partnership.

Ownership Percentages

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2005.

	NHP Realty Fund I	Original Cost
	Percentage	of Ownership	Mortgage	Notes Payable and
Partnership	Interest	Interest	Notes	Accrued Interest (1)
		(in thousands)

San Jose L.P.	99%	$1,156	$1,062	$5,331
Hurbell IV L.P.	99%	372	683	1,883

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

Regulation

General

Multifamily apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws effecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect the Partnership’s cash flow from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multi-family housing may reduce rental revenue or increase operating costs in particular markets.

Regulation of Affordable Housing

The Federal Housing Administration (FHA) has contracted with both subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are one or five years with one year renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD’s rental assistance under Section 8 of the United States Housing Act of 1937 (“Section 8") after the expiration of their original Section 8 contracts.   This legislation affects 315 units, or 98% of the units in which the Partnership had invested at December 31, 2005. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the “1997 Housing Act”).  Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market.  This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels.  The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years.  In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the “Housing Acts”) permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers.  Under a tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD.  While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the properties owned by the Local Limited Partnerships, there can be no assurance that the legislation will not significantly and adversely affect the operations of the properties of the Local Limited Partnerships.

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

		Subsidized Units	Subsidized Units
		Expiring as a	Expiring as a
	Number of	Percentage of Total	Percentage of
	Units	Subsidized Units	Total Units

2006	315	100%	98%

All of the units (315 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2006. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an “OCAF”) or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an “exception rent” level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program.  For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase.  In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership’s intention to opt out of the program prior to contract termination.

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

HUD Approval and Enforcement

The properties owned by the Local Limited Partnerships are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their “principals” (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as “2530 Clearance.” HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties.

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

Environment

Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impart liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and the Partnership’s ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of hazardous or toxic substances at the disposal or treatment facility.  Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership or operation of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2005.

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

(b)

As of December 31, 2005, there were 933 registered holders of 11,269 limited partnership interests (in addition to 1133 Fifteenth Street Associates - See "Item 7. Financial Statements - Note 1"). In 2005 and 2004, the number of Limited Partnership Units decreased by 72 and 15 units, respectively, due to Limited Partners abandoning his or her units.  In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

(c)

There were no distributions made to the partners during the years ended December 31, 2005 or 2004.

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

As discussed in Note 2 to the financial statements included in “Item 7. Financial Statements”, San Jose and Hurbell IV Limited Partnerships both have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership.  The notes are nonrecourse notes secured by both the Partnership's and NHP's interests in the Local Limited Partnerships and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD.  Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Local Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes. The notes were due August 29, 1999 and November 9, 1999, respectively.  Interest continues to be paid or accrued under the original terms of the respective agreements.  Each note is in default and the noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. There can be no assurance as to when, or if, such holders may seek to exercise such rights. Continuation of the Local Limited Partnerships' operations in their present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note.  The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

On October 31, 2005, the Partnership received notice that the holders of the deferred acquisition notes in default at Gates Mills I Limited Partnership had exercised their rights under the notes and had foreclosed upon NHP’s and the Partnership’s interests in Gates Mills I Limited Partnership.  No gain or loss resulted from this transfer of interest, as the Partnership had no investment balance remaining in this Local Limited Partnership.

During the years ended December 31, 2005 and 2004, the Partnership made no advances for working capital purposes to any of the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at December 31, 2005.

During the years ended December 31, 2005 and 2004, there were no advances made by the General Partner to the Local Limited Partnerships to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). There were no repayments of advances made to the General Partner by the Local Limited Partnerships during the years ended December 31, 2005 or 2004. At December 31, 2005, the balance owed to the General Partner by the Local Limited Partnerships was approximately $40,000, including accrued interest of approximately $11,000. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2% or 9.25% at December 31, 2005.

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner of approximately $15,000 and $23,000 during the years ended December 31, 2005 and 2004, respectively. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. No payments were made during the years ended December 31, 2005 and 2004. The accumulated fees owed to NHP are approximately $114,000 at December 31, 2005.

Net cash used in operations for the year ended December 31, 2005 was approximately $25,000 compared to net cash used in operations of approximately $17,000 for the year ended December 31, 2004. The increase in cash used in operations was a result of an increase in the payment of operating expenses.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, investment carrying values for the two remaining Local Limited Partnerships have been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships for these partnerships. There were no distributions received from the Local Limited Partnerships during the years ended December 31, 2005 and 2004. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships and the sale or refinancing of the underlying properties.

The Partnership had cash and cash equivalents of approximately $1,000 at December 31, 2005 as compared to cash and cash equivalents of less than $1,000 at December 31, 2004. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 2005, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties.  The Partnership’s only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During the years ended December 31, 2005 and 2004, the General Partner advanced approximately $26,000 and $2,000, respectively, to the Partnership to fund operating expenses. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2005). Interest expense was approximately $2,000 and less than $1,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the total amount of advances and accrued interest is approximately $30,000.

As of December 31, 2005, the Partnership owed the General Partner approximately $197,000, for administrative and reporting services performed. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather, the payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

Results of Operations

At December 31, 2005 the Partnership holds an interest in two Local Limited Partnerships, which operate two rental housing properties.  Due to the use of the equity method of accounting as discussed in “Note 1 – Summary of Partnership Organization and Significant Accounting Policies” to the financial statements included in “Item 7. Financial Statements”, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations will be impacted by the Partnership’s share of the profits or losses of the Local Limited Partnerships.  The two remaining investment balances in the Local Limited Partnerships have been reduced to zero.  As a result, the Partnership’s operations are no longer being affected by its share of the Local Limited Partnership’s operations.

The Partnership realized a net loss of approximately $93,000 for the year ended December 31, 2005, compared to a net loss of approximately $107,000 for the year ended December 31, 2004.  Net loss per unit of other limited partnership interest decreased to $8.02 from $9.25 for the units outstanding at December 31, 2005 and 2004, respectively. The decrease in net loss was primarily due to a decrease in administrative and reporting fees.

The Partnership did not recognize approximately $82,000 of its allocated share of losses from the two Local Limited Partnerships for the year ended December 31, 2005, as the Partnership's net carrying basis in these partnerships was reduced to zero in a prior year (see “Note 2” to the Partnership’s financial statements included in “Item 7. Financial Statements”). The Partnership did not recognize approximately $321,000 of its allocated share of losses from two Local Limited Partnerships and approximately $51,000 of its allocated share of profits from one Local Limited Partnership for the year ended December 31, 2004, as the Partnership's net carrying basis in these partnerships was reduced to zero in a prior year. The losses not recognized during 2004 include the operations of Gates Mills I Limited Partnership, whose interest the Partnership lost to foreclosure during 2005 (as discussed above).

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership  determined that its three Local Limited Partnerships in which it held investments were not VIEs. During the year ended December 31, 2005, one Local Limited Partnership previously determined to be a VIE was lost by the Partnership to foreclosure. During the year ended December 31, 2005, the Partnership reconsidered its initial determination of the two remaining Local Limited Partnerships for VIE status. As a result, the Partnership determined it held variable interests in its two Local Limited Partnerships; however, the Partnership was not the primary beneficiary. Those two Local Limited Partnerships are directly engaged in the ownership and management of two apartment properties with a total of 320 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Item 7.

Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To The Partners of

National Housing Partnership Realty Fund I

We have audited the accompanying balance sheet of National Housing Partnership Realty Fund I (the “Partnership”) as of December 31, 2005, and the related statements of operations, partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of  San Jose Limited Partnership or Hurbell IV Limited Partnership (investees of the Partnership) for the years ended December 31, 2005 and 2004.  We did not audit the financial statements of Gates Mills I Limited Partnership (investee of the Partnership) for the year ended December 31, 2004. The financial statements of these investees have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the financial statements relates to amounts included for these investees, it is based solely on their reports.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund I at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the financial statements, the due dates of the Local Limited Partnerships’ notes payable have expired, and therefore, the notes are in default.  Continuation of the Partnership’s operations in its present form is dependent on the Local Limited Partnerships’ ability to extend the maturity dates of the notes or repay or refinance the notes.  These conditions raise substantial doubt about the Local Limited Partnerships’ and the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Ernst & Young LLP

Indianapolis, Indiana

March 27, 2006

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

A LIMITED PARTNERSHIP

BALANCE SHEET

December 31, 2005

(in thousands, except unit data)

ASSETS
Cash and cash equivalents	$ 1
Receivables	3
Investments in and advances to Local Limited Partnerships (Note 2)	--
$ 4
LIABILITIES AND PARTNERS' DEFICIT

Liabilities
Administrative and reporting fees payable to
General Partner (Note 3)	$ 197
Due to General Partner (Note 3)	30
Other accrued expenses	5
232
Partners' deficit
General Partner -- The National Housing Partnership (NHP)	(91)
Original Limited Partner -- 1133 Fifteenth Street
Associates	(96)
Other Limited Partners -- 11,269 investment units	(41)
(228)
$ 4

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004

Revenues	$ --	$ --

Expenses
Administrative and reporting fees to General
Partner (Note 3)	68	86
Interest expense	2	--
Other operating expenses	23	21
	93	107

Net loss (Note 4)	$ (93)	$ (107)

Allocation of net loss
General Partner – NHP	$ (1)	$ (1)
Original Limited Partner - 1133 Fifteenth Street
Associates	(1)	(1)
Other Limited Partners	(91)	(105)
	(93)	(107)

Net loss per Other Limited Partnership interest (Note 7)	$ (8.02)	$ (9.25)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

A LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except unit data)

	The National	1133
	Housing	Fifteenth	Other
	Partnership	Street	Limited
	(NHP)	Associates	Partners	Total

(Deficiency) capital at
January 1, 2004	$ (89)	$ (94)	$ 155	$ (28)

Net loss for the year ended
December 31, 2004	(1)	(1)	(105)	(107)

(Deficiency) capital at
December 31, 2004	(90)	(95)	50	(135)

Net loss for the year ended
December 31, 2005	(1)	(1)	(91)	(93)

Deficit at December 31, 2005	$ (91)	$ (96)	$ (41)	$ (228)

Percentage interest at
December 31, 2005 and 2004	1%	1%	98%	100%
	(A)	(B)	(C)

(A)

General Partner

(B)

Original Limited Partner

(C)

Consists of 11,269 investment units at December 31, 2005 and 11,341 investment units at December 31, 2004.   During 2005 and 2004, 72 and 15 units were abandoned, respectively (see Note 7).

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows used in operating activities:
Operating expenses paid	$ (25)	$ (17)

Cash flows provided by financing activities:
Advances from General Partner	26	2

Net increase (decrease) in cash and cash equivalents	1	(15)

Cash and cash equivalents, beginning of year	--	15

Cash and cash equivalents, end of year	$ 1	$ --

Reconciliation of net loss to net cash used in
operating activities:

Net loss	$ (93)	$ (107)
Adjustments to reconcile net loss to net cash used
in operating activities:
Increase in receivables	(3)	--
Increase in administrative and reporting fees payable
to General Partner	68	86
Increase in due to General Partner	2	--
Increase in accrued expenses	1	4

Total adjustments	68	90
Net cash used in operating activities	$ (25)	$ (17)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.

SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

National Housing Partnership Realty Fund I (the “Partnership” or the “Registrant”) is a limited partnership organized under the laws of the State of Maryland under the Maryland Revised Uniform Limited Partnership Act on October 21, 1983. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships (“Local Limited Partnerships”), each of which owns and operates an existing rental housing project which is financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development (HUD). On May 25, 1984, inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

The General Partner (as defined below) was authorized to raise capital for the Partnership by offering and selling not more than 20,000 limited partnership interests at a price of $1,000 per interest. During 1984, the sale of interests was closed after the sale of 11,519 interests to limited partners.

During 1984, the Partnership acquired limited partnership interests of 99% in nine Local Limited Partnerships and 98% in one Local Limited Partnership. Each Local Limited Partnership was organized to acquire and operate an existing rental housing project. During the year ended December 31, 2005 the Partnership’s interest in Gates Mills I Limited Partnership was foreclosed upon. The Partnership continues to own a 99% interest in two Local Limited Partnerships.

On June 3, 1997, Apartment Investment and Management Company, a publicly traded real estate investment trust (“AIMCO” and, together with its subsidiaries and other controlled entities, the “AIMCO Group”), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation (“NHP Partners”), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership (“NHP Partners Two”). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation (“NCHP”), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership (“NHP” or the “General Partner”). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

Investments in Local Limited Partnerships are accounted for using the equity method and thus are carried at cost plus the Partnership’s share of the Local Limited Partnerships’ profits less the Partnership's share of the Local Limited Partnerships' losses and distributions (see Note 2). An investment account is maintained for each of the limited partnership investments and losses are not recognized once an investment account has decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements. Distributions received from Local Limited Partnerships in which the Partnership's investment account has decreased to zero are recorded as revenue in the year they are received. Advances to Local Limited Partnerships are included with Investments in Local Limited Partnerships to the extent that the advances are not temporary advances of working capital.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, “Disclosures About Fair Value of Financial Instruments,” as amended by SFAS No. 119, “Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments”, requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. The Partnership believes that the carrying value of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership  determined that its three Local Limited Partnerships in which it held investments were not VIEs. During the year ended December 31, 2005, one Local Limited Partnership previously determined to be a VIE was lost by the Partnership to foreclosure. During the year ended December 31, 2005, the Partnership reconsidered its initial determination of the two remaining Local Limited Partnerships for VIE status. As a result, the Partnership determined it held variable interests in its two Local Limited Partnerships; however, the Partnership was not the primary beneficiary. Those two Local Limited Partnerships are directly engaged in the ownership and management of two apartment properties with a total of 320 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

2.    INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns 99% limited partnership interests in two Local Limited Partnerships: San Jose Limited Partnership and Hurbell IV Limited Partnership.

On October 31, 2005, the Partnership received notice that the holders of the deferred acquisition notes in default at Gates Mills I Limited Partnership had exercised their rights under the notes and had foreclosed upon NHP’s and the Partnership’s interests in Gates Mills I Limited Partnership.  No gain or loss resulted from this transfer of interest, as the Partnership had no investment balance remaining in this Local Limited Partnership.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership’s share of the Local Limited Partnerships’ profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero.

The Partnership did not recognize approximately $82,000 and $321,000 of losses from two Local Limited Partnerships during 2005 and 2004, respectively. The losses not recognized during 2004 include the operations of Gates Mills I Limited Partnership, whose interest the Partnership lost to foreclosure during 2005 (as discussed above). The Partnership did not recognize approximately $51,000 of profits from one Local Limited Partnership during 2004.  As of December 31, 2005, the Partnership has not recognized approximately $4,082,000 of its allocated share of cumulative losses from the two Local Limited Partnerships in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at December 31, 2005 for two Local Limited Partnerships. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships will be recognized as revenue. These advances remain due and payable to the Partnership. Interest is calculated at the Chase Manhattan prime rate plus 2% or 9.25% at December 31, 2005. Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the years ended December 31, 2005 and 2004, the Partnership made no advances to the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at December 31, 2005.

Summaries of the combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2005, and the combined results of operations for each of the two years in the period ended December 31, 2005, are as follows (2005 and 2004 amounts exclude the operations of Gates Mills I Limited Partnership, for which the Partnership lost its investment in 2005):

CONDENSED COMBINED BALANCE SHEET
OF THE LOCAL LIMITED PARTNERSHIPS
(in thousands)
December 31, 2005
Assets:
Land	$ 614
Buildings and improvements, net of accumulated
depreciation of approximately $4,692	3,240
Other assets	1,296
$ 5,150
Liabilities and Partners' Deficit:
Liabilities:
Mortgage notes payable	$ 1,745
Notes payable	2,347
Accrued interest on notes payable	4,867
Other liabilities	538
9,497
Partners' Deficit:
National Housing Partnership Realty Fund I	(4,190)
Other partners	(157)
(4,347)
$ 5,150

CONDENSED COMBINED RESULTS OF OPERATIONS
OF THE LOCAL LIMITED PARTNERSHIPS
(in thousands)
	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$1,815	$1,737
Other income	131	102

Total revenues	1,946	1,839

Expenses:
Operating expenses	1,431	1,237
Financial expenses	30	23
Interest on notes payable	231	229
Depreciation	337	329

Total expenses	2,029	1,818

(Loss) income from continuing operations	$ (83)	$ 21

The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Each Local Limited Partnership was formed during 1984 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 of the National Housing Act. During the years ended December 31, 2005 and 2004 the projects received a total of approximately $1,380,000 and $1,695,000, respectively of rental assistance from HUD.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD’s rental assistance under Section 8 of the United States Housing Act of 1937 (“Section 8") after the expiration of their original Section 8 contracts.  This legislation affects 315 units, or 98% of the units in which the Partnership has invested at December 31, 2005.  On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the “1997 Housing Act”).  Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market.  This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels.  The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month’s work, and making sufficient monthly reserve deposits to ensure work required in succeeding years.  In 1999, Congress enacted legislation (the “1999 Housing Act”) that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the “Housing Acts”) permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers.  Under a tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD.  While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the properties owned by the Local Limited Partnerships, there can be no assurance that the legislation will not significantly and adversely affect the operations of the properties of the Local Limited Partnerships.

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

		Subsidized Units	Subsidized Units
		Expiring as a	Expiring as a
	Number of	Percentage of Total	Percentage of
	Units	Subsidized Units	Total Units

2006	315	100%	98%

All of the units (315 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2006. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an “OCAF”) or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an “exception rent” level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program.  For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase.  In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership’s intention to opt out of the program prior to contract termination.

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

Notes payable were executed by the Local Limited Partnerships with the former owners as part of the acquisition of the properties by the Local Limited Partnerships.  These notes bear simple interest at rates of 9% or 10% per annum. The notes are nonrecourse notes secured by a security interest in all partnership interests in the respective Local Limited Partnership and are subordinated to the respective mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from the respective Local Limited Partnership’s surplus cash, as defined by the respective HUD Regulatory Agreement. The notes may be prepaid in whole or in part at any time without penalty. Neither the respective Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of these notes.

These notes matured as follows:

Local Partnership	Due Date	Note Amount	Accrued Interest
(in thousands)
San Jose Limited Partnership	8/29/99*	$ 1,699	$ 3,632
Hurbell IV Limited Partnership	11/9/99*	648	1,235
Total Delinquent		$ 2,347	$ 4,867

* Notes are in default.

3.

TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $68,000 and $86,000, respectively for the years ended December 31, 2005 and 2004.  As of December 31, 2005, the Partnership owed approximately $197,000 to the General Partner for accrued administrative and reporting fees.

During the years ended December 31, 2005 and 2004, the General Partner advanced approximately $26,000 and $2,000, respectively, to the Partnership to fund operating expenses.  Interest is charged at the prime rate plus 2% (9.25% at December 31, 2005).  Interest expense was approximately $2,000 and less than $1,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the total amount of advances and accrued interest is approximately $30,000 and is included in due to General Partner.

During the years ended December 31, 2005 and 2004, there were no advances made by the General Partner to the Local Limited Partnerships to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). There were no repayments of advances made to the General Partner by the Local Limited Partnerships during the years ended December 31, 2005 or 2004. At December 31, 2005, the balance owed to the General Partner by the Local Limited Partnerships was approximately $40,000, including accrued interest of approximately $11,000. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2% or 9.25% at December 31, 2005.

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner of approximately $15,000 and $23,000 during the years ended December 31, 2005 and 2004, respectively. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. No payments were made during the years ended December 31, 2005 and 2004. The accumulated fees owed to NHP are approximately $114,000 at December 31, 2005.

An affiliate of the General Partner, NHP Management Company (“NHPMC”) is the project management agent for the project operated by one of the Local Limited Partnerships for the years ended December 31, 2005 and 2004. NHPMC and other affiliates of NCHP earned approximately $165,000 and $112,000 from the Local Limited Partnership for management fees provided to the Local Limited Partnership during the years ended December 31, 2005 and 2004, respectively.  During the years ended December 31, 2005 and 2004, one Local Limited Partnership operated by an affiliate of the General Partner was charged a fee related to construction management services provided by AIMCO and its affiliates. This fee is payable from surplus cash.  This fee of approximately $3,000 and $7,000 for the years ended December 31, 2005 and 2004, respectively, has been capitalized as part of fixed assets for the respective Local Limited Partnership.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimburse NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2005 and 2004 were approximately $186,000 and $191,000, respectively.

An affiliate of the local limited partner of Gates Mills I Limited Partnership provided management services for the property owned by the Local Limited Partnership. During the year ended December 31, 2004, the affiliate received approximately $77,000 for these services.  Additionally, in 2004, approximately $15,000 was paid to this affiliate for accounting services.

During the years ended December 31, 2005 and 2004, the General Partner was entitled to reimbursement of accountable administrative expenses of approximately $41,000 and $43,000, respectively, from one Local Limited Partnership.

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

A reconciliation follows:

	Years Ended December 31,
	2005	2004
	(in thousands)
Net loss per financial statements	$ (93)	$ (107)
Gain on foreclosure of local partnership property	5,937	--
Other	69	(56)
Partnership's share of local limited
partnership’s income	326	417
Income per tax return	$6,239	$ 254

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net liabilities:

December 31, 2005
(in thousands)
Net liabilities as reported	$ (228)
Add (deduct):
Investment in Partnerships	(1,475)
Other	400
Net deficit – federal tax basis	$(1,303)

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

6.

GOING CONCERN

The Local Limited Partnerships’ notes payable are past due, and therefore, the notes are in default (see Note 2). Continuation of the Local Limited Partnerships’ operations in their present form is dependent on their ability to extend the maturity date of these notes, or to repay or to refinance the notes. These conditions raise substantial doubt about their and the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

7.

ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the years ended December 31, 2005 and 2004, the number of Limited Partnership Units decreased by 72 and 15 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year.  The loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.  The number of units outstanding was 11,341 and 11,356 at January 1, 2005 and 2004, respectively.

8.

CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation involving it or the underlying investment properties of the Local Limited Partnerships in which the Partnership invests that are not of a routine nature arising in the ordinary course of business.

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

9.

REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND I HAS INVESTED

		Initial Cost		Net Cost
		To Partnership		Capitalized
		(in thousands)		(Removed)
Subsequent
to Acquisition
(in thousands)
Buildings
and Related
			Personal		Carrying Cost
Description	Encumbrances	Land	Property	Improvements	Adjustments

San Jose	(1)	$ 440	$ 4,728	$ 2,410	$ --
Limited Partnership
Hurbell IV	(1)	100	2,159	169	(1,460)
Limited Partnership
Totals		$ 540	$ 6,887	$ 2,579	$ (1,460)

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And
		Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total(2) (3)	Depreciation (3)	Construction	Acquired	Life

San Jose Limited
Partnership	$ 513	$ 7,065	$ 7,578	$ 4,282	1970	9/84	5-50 yrs
Hurbell IV
Limited Partnership	101	867	968	410	1974	11/84	5-30 yrs
Totals	$ 614	$ 7,932	$ 8,546	$ 4,692

(1)

 Schedule of Encumbrances

Notes
Payable and
	Mortgage	Accrued
Partnership Name	Notes	Interest	Total
(in thousands)

San Jose Limited Partnership	$ 1,062	$ 5,331	$ 6,393

Hurbell IV Limited Partnership	683	1,883	2,566

Total - December 31, 2005	$ 1,745	$ 7,214	$ 8,959

(2)

The unaudited aggregate cost of land for Federal income tax purposes is approximately $540,000 and the unaudited aggregate costs of buildings and improvements for Federal income tax purposes is approximately $9,468,000. The unaudited total of the above-mentioned items is approximately $10,008,000.

(3)

 Reconciliation of real estate

	Years Ended December 31,
	2005	2004
	(in thousands)
Balance at beginning of year	$ 15,499	$ 15,297
Improvements	117	202
Foreclosure of Partnership interest	(7,070)	--
Balance at end of year	$ 8,546	$ 15,499

Reconciliation of accumulated depreciation

	Years Ended December 31,
	2005	2004
	(in thousands)
Balance at beginning of year	$ 7,300	$ 6,809
Depreciation expense	337	491
Foreclosure of Partnership interest	(2,945)	--
Balance at end of year	$ 4,692	$ 7,300

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

The Partnership has no directors, executive officers or significant employees of its own.

The names, ages, business experience and involvement in legal proceedings of the directors and officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership (the “General Partner”), and certain of its affiliates, are as follows:

Directors of NCHP

Three individuals comprise the Board of Directors of NCHP.

Jeffrey W. Adler	44	Director and Executive Vice President
David R. Robertson	40	Director, President and Chief Executive
		Officer

Jeffrey W. Adler has been a Director and an Executive Vice President of the General Partner since February 2004.  Mr. Adler was appointed Executive Vice President, Conventional Property Operations of AIMCO in February 2004.  Previously he served as Senior Vice President of Risk Management and Marketing of AIMCO from 2002 to 2004.  Prior to joining AIMCO from 2000 to 2002, Mr. Adler was Vice President, Property/Casualty for Channelpoint, a software company.

David R. Robertson has been a Director and President and Chief Executive Officer of the General Partner since February 2004.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital’s portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios.  Since February 1996, Mr. Robertson had been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Officers

The current officers of NCHP and a description of their principal occupations in recent years are listed below.

Martha L. Long	46	Senior Vice President
Harry G. Alcock	43	Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Stephen B. Waters	44	Vice President

Jeffrey W. Adler		See “Directors of NCHP”.
David R. Robertson		See “Directors of NCHP”.

Martha L. Long has been a Senior Vice President of the General Partner since February 2004.  Ms. Long has been with AIMCO since October 1998 and has served in various capacities.  From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner.  During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

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

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership units as of December 31, 2005.

Name of Beneficial Owner	Number of Units	% of Class

AIMCO Properties, L.P.	1,332.50	11.82%
(an affiliate of the General Partner)

The business address of AIMCO Properties, L.P. is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Item 12. Certain Relationships and Related Transactions

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $68,000 and $86,000, respectively for the years ended December 31, 2005 and 2004.  As of December 31, 2005, the Partnership owed approximately $197,000 to the General Partner for accrued administrative and reporting fees.

During the years ended December 31, 2005 and 2004, the General Partner advanced approximately $26,000 and $2,000, respectively, to the Partnership to fund operating expenses.  Interest is charged at the prime rate plus 2% (9.25% at December 31, 2005).  Interest expense was approximately $2,000 and less than $1,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the total amount of advances and accrued interest is approximately $30,000 and is included in due to General Partner on the balance sheet included in “Item 7. Financial Statements”.

During the years ended December 31, 2005 and 2004, there were no advances made by the General Partner to the Local Limited Partnerships to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). There were no repayments of advances made to the General Partner by the Local Limited Partnerships during the years ended December 31, 2005 or 2004. At December 31, 2005, the balance owed to the General Partner by the Local Limited Partnerships was approximately $40,000, including accrued interest of approximately $11,000. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2% or 9.25% at December 31, 2005.

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner of approximately $15,000 and $23,000 during the years ended December 31, 2005 and 2004, respectively. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. No payments were made during the years ended December 31, 2005 and 2004. The accumulated fees owed to NHP are approximately $114,000 at December 31, 2005.

An affiliate of the General Partner, NHP Management Company (“NHPMC”) is the project management agent for the project operated by one of the Local Limited Partnerships for the years ended December 31, 2005 and 2004. NHPMC and other affiliates of NCHP earned approximately $165,000 and $112,000 from the Local Limited Partnership for management fees provided to the Local Limited Partnership during the years ended December 31, 2005 and 2004, respectively.  During the years ended December 31, 2005 and 2004, one Local Limited Partnership operated by an affiliate of the General Partner was charged a fee related to construction management services provided by AIMCO and its affiliates. This fee is payable from surplus cash.  This fee of approximately $3,000 and $7,000 for the years ended December 31, 2005 and 2004, respectively, has been capitalized as part of fixed assets for the respective Local Limited Partnership.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimburse NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2005 and 2004 were approximately $186,000 and $191,000, respectively.

An affiliate of the local limited partner of Gates Mills I Limited Partnership provided management services for the property owned by the Local Limited Partnership. During the year ended December 31, 2004, the affiliate received approximately $77,000 for these services.  Additionally, in 2004, approximately $15,000 was paid to this affiliate for accounting services.

During the years ended December 31, 2005 and 2004, the General Partner was entitled to reimbursement of accountable administrative expenses of approximately $41,000 and $43,000, respectively, from one Local Limited Partnership.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $17,000 and $16,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $4,000 and $3,000 for 2005 and 2004, respectively.

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

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Independent Auditors Report for Hurbell IV Limited Partnership – year ended December 31, 2005.

32.3 Independent Auditors Report for Hurbell IV Limited Partnership – year ended December 31, 2004.

32.4 Independent Auditors Report for San Jose Limited Partnership - year ended December 31, 2005.

32.5

Independent Auditors Report for San Jose Limited Partnership – year ended December 31, 2004.

32.6

Independent Auditors Report for Gates Mills I Limited Partnership – year ended December 31, 2004.

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

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/David R. Robertson	Director, President and	Date: March 31, 2006
David R. Robertson	Chief Executive Officer

/s/Jeffrey W. Adler	Director and Executive	Date: March 31, 2006
Jeffrey W. Adler	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2006
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

Date: March 31, 2006

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

Date: March 31, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of National Corporation for Housing Partnerships, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of National Housing Partnership Realty Fund I (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: March 31, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 31, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2

Independent Auditor's Report

To the Partners

Hurbell IV Limited Partnership

We have audited the accompanying balance sheet of Hurbell IV Limited Partnership, a Limited Partnership, FHA Project No. 062-44054-LD, as of December 31, 2005, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurbell IV Limited Partnership as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued reports dated February 1, 2006 on our consideration of Hurbell IV Limited Partnership’s internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards we have also issued an opinion dated February 1, 2006 on Hurbell IV Limited Partnership’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplemental information shown on pages 14-18 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Carter & Company

Destin, Florida

February 1, 2006

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

In accordance with Government Auditing Standards, we have also issued reports dated January 31, 2005 on our consideration of Hurbell IV Limited Partnership’s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting or on compliance.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/Carter & Company

Destin, Florida

January 31, 2005

Exhibit 32.4

Independent Auditor’s Report

To the Partners

San Jose Limited Partnership

We have audited the accompanying balance sheet of San Jose Limited Partnership, a Limited Partnership, Project Number 115-44003-LDP-SUP,  as of December 31, 2005, and the related statements of profit and loss, changes in partners’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Jose Limited Partnership as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated January 12, 2006 on our consideration of San Jose Limited Partnership’s internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards we have also issued an opinion dated January 12, 2006 on San Jose Limited Partnership’s compliance with certain provisions and other matters that could have a direct and material effect on a major HUD-assisted program. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on pages 13 – 17 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Carter & Company

Destin, Florida

January 12, 2006

Exhibit 32.5

Independent Auditor’s Report

To the Partners

San Jose Limited Partnership

We have audited the accompanying balance sheet of San Jose Limited Partnership, a Limited Partnership, Project Number 115-44003-LDP-SUP,  as of December 31, 2004, and the related statements of profit and loss, changes in partners’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In accordance with Government Auditing Standards, we have also issued our reports dated January 15, 2004 on our consideration of San Jose Limited Partnership’s internal control over financial reporting and on  our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on pages 14 – 18 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, if our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Carter & Company

Destin, Florida

January 15, 2005

Exhibit 32.6

Independent Auditor’s Report

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

In accordance with Government Auditing Standards, and the "Consolidated Audit Guide for Audits of HUD Programs" (the “Guide”), we have also issued reports dated January 25, 2005, on our consideration of Gates Mills I Limited Partnership's internal control over financial reporting and on our tests of its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and the Guide should be considered in assessing the results of our audit.

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