Form 10QSB
period 2006-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2006-05-12
CIK 731131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(864) 239-1000
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No _X_

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Balance Sheet

 (in thousands, except unit data)

(Unaudited)

March 31, 2006

ASSETS
Cash and cash equivalents	$ 3
Receivables	6
Investments in and advances to Local Limited
Partnerships (Note 2)	--
$ 9

LIABILITIES AND PARTNERS' DEFICIT

Liabilities
Administrative and reporting fees payable to
General Partner (Note 3)	$ 208
Due to General Partner (Note 3)	38
Accounts payable and other accrued expenses	9
255

Partners' deficit
General Partner -- The National Housing
Partnership (NHP)	(91)
Original Limited Partner –- 1133 Fifteenth
Street Associates	(96)
Other Limited Partners -- 11,269 investment
units	(59)
(246)
$ 9

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Operations

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Revenues:	$ --	$ --

Expenses:
Administrative and reporting fees
to General Partner (Note 3)	11	11
Interest expense (Note 3)	1	--
Other operating expenses	6	3
Total expenses	18	14

Net loss	$ (18)	$ (14)

Allocation of net loss:
General Partner - NHP	$ --	$ --
Original Limited Partner – 1133 Fifteenth Street
Associates	--	--
Other Limited Partners	(18)	(14)
	$ (18)	$ (14)

Net loss per Other Limited Partnership Interest	$ (1.60)	$ (1.23)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statement of Changes in Partners' Deficit

(in thousands, except unit data)

(Unaudited)

	The National	1133
	Housing	Fifteenth	Other
	Partnership	Street	Limited
	(NHP)	Associates	Partners	Total

Deficit at December 31, 2005	$ (91)	$ (96)	$ (41)	$ (228)

Net loss for the three months
ended March 31, 2006	--	--	(18)	(18) )

Deficit at March 31, 2006	$ (91)	$ (96)	$ (59)	$ (246)

Percentage interest at
March 31, 2006	1%	1%	98%	100%
	(A)	(B)	(C)

(A)

General Partner

(B)

Original Limited Partner

(C)      Consists of 11,269 investment units.

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows used in operating activities:
Operating expenses paid	$ (5)	$ (7)

Cash flows provided by financing activities:
Advances from General Partner	7	10

Net increase in cash and cash equivalents	2	3

Cash and cash equivalents, beginning of period	1	--

Cash and cash equivalents, end of period	$ 3	$ 3

Reconciliation of net loss to net cash used in operating
activities:
Net loss	$ (18)	$ (14)
Adjustments to reconcile net loss to net cash used in
operating activities:
Increase in receivables	(3)	--
Increase in administrative and reporting
fees payable to General Partner	11	11
Increase in accrued interest due to General Partner	1	--
Increase (decrease) in accounts payable and accrued
expenses	4	(4)
Total adjustments	13	7
Net cash used in operating activities	$ (5)	$ (7)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Notes to Financial Statements

(Unaudited)

(1)

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.  All such adjustments are of a normal and recurring nature. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2005.

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

Upon adoption of FIN 46, the Partnership  determined that its three Local Limited Partnerships in which it held investments were not VIEs. During the year ended December 31, 2005, the Partnership reconsidered its initial determination of Local Limited Partnerships for VIE status. As a result, the Partnership determined it held variable interests in all three Local Limited Partnerships; however, the Partnership was not the primary beneficiary. During the year ended December 31, 2005, one Local Limited Partnership previously determined to be a VIE was lost by the Partnership to foreclosure.  The two remaining Local Limited Partnerships are directly engaged in the ownership and management of two apartment properties with a total of 320 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at March 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

(2)

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

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership’s share of the Local Limited Partnerships’ profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of March 31, 2006, investments in the two Local Limited Partnerships had been reduced to zero.

The Partnership did not recognize approximately $3,000 and $104,000 of its allocated share of losses from one and three Local Limited Partnerships for the three months ended March 31, 2006 and 2005, respectively, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The losses not recognized during 2005 include the operations of Gates Mills I Limited Partnership, whose interest was lost to foreclosure during the fourth quarter of 2005 (as discussed above). The Partnership did not recognize approximately $7,000 of its allocated share of profits from one Local Limited Partnership for the three months ended March 31, 2006. As of March 31, 2006, the Partnership has not recognized approximately $4,078,000 of its allocated share of cumulative losses from the two Local Limited Partnerships in which its investment is zero.

San Jose and Hurbell IV Limited Partnerships each have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership.  The notes are nonrecourse notes secured by a security interest in all partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD.  Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement.  Neither the Local Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes.  The notes were due August 29, 1999 and November 9, 1999, respectively.  Interest continues to be paid or accrued under the original terms of the respective agreements.  Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure.  The noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships.  There can be no assurance as to when, or if, such holders may seek to exercise such rights.  Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note.  The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses.  As discussed above, due to the cumulative losses incurred by the two remaining Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these Local Limited Partnerships, has been reduced to zero at March 31, 2006.  To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Limited Partnerships.  These advances are payable to the Partnership.  Interest is calculated at the prime rate plus 2% (9.75% at March 31, 2006). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the three months ended March 31, 2006 and 2005, the Partnership made no advances to the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at March 31, 2006.

The following are combined statements of operations for the three months ended March 31, 2006 and 2005, respectively, of the Local Limited Partnerships in which the Partnership has invested. (2005 amounts exclude the operations of Gates Mills I Limited Partnership, for which the Partnership lost its investment in 2005.)

The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

COMBINED STATEMENTS OF OPERATIONS
	Three Months Ended
	March 31,
	2006	2005

	(in thousands)
Rental income	$ 460	$ 450
Other income	40	30
Total revenues	500	480

Operating expenses	291	297
Interest, taxes, and insurance	119	114
Depreciation	86	84
Total expenses	496	495
Income (loss) from continuing operations	$ 4	$ (15)
National Housing Partnership Realty Fund I
share of income (losses)	$ 4	$ (15)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During each of the three months ended March 31, 2006 and 2005, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $11,000 for services provided to the Partnership. As of March 31, 2006, the Partnership owed approximately $208,000 to the General Partner for accrued administrative and reporting fees.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

During the three months ended March 31, 2006 and 2005, the General Partner advanced approximately $7,000 and $10,000, respectively, to the Partnership to fund operating expenses. Interest is charged at the prime rate plus 2% (9.75% at March 31, 2006).

Interest expense was approximately $1,000 and less than $1,000 for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, the total amount of advances and accrued interest is approximately $38,000 and is included in due to General Partner.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

LIQUIDITY AND CAPITAL RESOURCES

The properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government.  As a result, the Local Limited Partnerships’ ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs.  The General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

The Partnership had cash and cash equivalents of approximately $3,000 at both March 31, 2006 and 2005. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 2006, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. The Partnership’s only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During the three months ended March 31, 2006 and 2005, the General Partner advanced approximately $7,000 and $10,000, respectively, to the Partnership to fund operating expenses. Interest is charged at the prime rate plus 2% (9.50% at March 31, 2006). Interest expense was approximately $1,000 and less than $1,000 for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, the total amount of advances and accrued interest is approximately $38,000 and is included in due to General Partner.

At March 31, 2006, the Partnership owed the General Partner approximately $208,000 for administrative and reporting services performed. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather the payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

During the three months ended March 31, 2006 and 2005, the Partnership made no advances for working capital purposes to any of the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at March 31, 2006.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership’s proportionate share of the excess cash available for distribution from the Local Limited Partnerships.  As a result of the use of the equity method of accounting for the Partnership’s investments, as of March 31, 2006, investments in the two remaining Local Limited Partnerships have been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships.  No cash distributions were received from the Local Limited Partnerships during the three months ended March 31, 2006 and 2005. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships and the sale or refinancing of the underlying properties.

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

San Jose and Hurbell IV Limited Partnerships each have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership.  The notes are nonrecourse notes secured by a security interest in all partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD.  Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement.  Neither the Local Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes.  The notes were due August 29, 1999 and November 9, 1999, respectively.  Interest continues to be paid or accrued under the original terms of the respective agreements.  Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure.  The noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships.  There can be no assurance as to when, or if, such holders may seek to exercise such rights.  Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note.  The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

The Partnership retains an interest in two Local Limited Partnerships, which operate two rental housing properties.  Due to the use of the equity method of accounting as discussed in “Item 1. Financial Statements – Note 2” to the Partnership's financial statements, to the extent the Partnership still has a carrying basis in a respective Local Limited Partnership, results of operations would be impacted by the Partnership's share of the profits or losses of the Local Limited Partnerships. The two remaining investments in Local Limited Partnerships have been reduced to zero. As a result, the Partnership’s operations are no longer being affected by their share of the operations.

The Partnership realized net losses of approximately $18,000 and $14,000 for the three months ended March 31, 2006 and 2005, respectively.  Net loss per unit of limited partnership interest was $1.60 and $1.23 for the three months ended March 31, 2006 and 2005, respectively. The increase in net loss is due to an increase in operating expenses.

The Partnership did not recognize approximately $3,000 and $104,000 of its allocated share of losses from one and three Local Limited Partnerships for the three months ended March 31, 2006 and 2005, respectively, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The losses not recognized during 2005 include the operations of Gates Mills I Limited Partnership, whose interest was lost to foreclosure during the fourth quarter of 2005 (as discussed above). The Partnership did not recognize approximately $7,000 of its allocated share of profits from one Local Limited Partnership for the three months ended March 31, 2006.

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

Upon adoption of FIN 46, the Partnership  determined that its three Local Limited Partnerships in which it held investments were not VIEs. During the year ended December 31, 2005, the Partnership reconsidered its initial determination of Local Limited Partnerships for VIE status. As a result, the Partnership determined it held variable interests in all three Local Limited Partnerships; however, the Partnership was not the primary beneficiary. During the year ended December 31, 2005, one Local Limited Partnership previously determined to be a VIE was lost by the Partnership to foreclosure.  The two remaining Local Limited Partnerships are directly engaged in the ownership and management of two apartment properties with a total of 320 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at March 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

PART II – OTHER INFORMATION

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

May 12, 2006

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

Date: May 12, 2006

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

Date: May 12, 2006

/s/ Stephen B. Waters

Stephen B. Waters

Vice President of National Corporation for Housing Partnerships, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Housing Partnership Realty Fund I (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

       /s/David R. Robertson

Name:  David R. Robertson

Date:  May 12, 2006

       /s/Stephen B. Waters

Name:  Stephen B. Waters

Date:  May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.