Form 10QSB
period 2006-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2006-08-11
CIK 731131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Balance Sheet

(Unaudited)

 (in thousands, except unit data)

June 30, 2006

ASSETS
Cash and cash equivalents	$ 1
Receivables from limited partners	6
Investments in and advances to Local Limited
Partnerships (Note 2)	--
$ 7

LIABILITIES AND PARTNERS' DEFICIT

Liabilities
Administrative and reporting fees payable to General
Partner (Note 3)	$ 218
Due to General Partner (Note 3)	54
Accounts payable and other accrued expenses	2
274
Partners' deficit
General Partner – The National Housing
Partnership (NHP)	(91)
Original Limited Partner –- 1133 Fifteenth
Street Associates	(96)
Other Limited Partners -- 11,219 investment
units	(80)
(267)
$ 7

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Operations

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2005	2006	2005

Revenues	$ --	$ --	$ --	$ --

Expenses:
Administrative and reporting fees to
General Partner (Note 3)	10	18	21	29
Interest expense (Note 3)	1	--	2	--
Other operating expenses	10	9	16	12
Total expenses	21	27	39	41

Net loss	$ (21)	$ (27)	$ (39)	$ (41)

Allocation of net loss
General Partner - NHP	$ --	$ --	$ --	$ --
Original Limited Partner - 1133
Fifteenth Street Associates	--	--	--	--
Other Limited Partners	(21)	(27)	(39)	(41)
	$ (21)	$ (27)	$ (39)	$ (41)

Net loss per Other Limited
Partnership Interest	$ (1.86)	$ (2.38)	$ (3.46)	$ (3.62)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statement of Changes in Partners' Deficit

(Unaudited)

(in thousands, except unit data)

	The National	1133
	Housing	Fifteenth	Other
	Partnership	Street	Limited
	(NHP)	Associates	Partners	Total

Deficit at December 31, 2005	$ (91)	$ (96)	$ (41)	$ (228)

Net loss for the six months
ended June 30, 2006	--	--	(39)	(39)

Deficit at June 30, 2006	$ (91)	$ (96)	$ (80)	$ (267)

Percentage interest at
June 30, 2006	1%	1%	98%	100%
	(A)	(B)	(C)

(A)

General Partner

(B)

Original Limited Partner

(C)

Consists of 11,219 and 11,269 investment units at June 30, 2006 and December 31, 2005, respectively. (see Note 6)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows used in operating activities:
Operating expenses paid	$ (22)	$ (17)

Cash flows provided by financing activities:
Advances from General Partner	22	20

Net increase in cash and cash equivalents	--	3

Cash and cash equivalents, beginning of period	1	--

Cash and cash equivalents, end of period	$ 1	$ 3

Reconciliation of net loss to net cash used in operating
activities:
Net loss	$ (39)	$ (41)
Adjustments to reconcile net loss to net
cash used in operating activities:
Increase in receivables	(3)	(3)
Increase in administrative and reporting fees
payable to General Partner	21	29
Increase in accrued interest due to General Partner	2	--
Decrease in other accrued expenses	(3)	(2)
Total adjustments	17	24
Net cash used in operating activities	$ (22)	$ (17)

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.  All such adjustments are of a normal and recurring nature. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

Upon adoption of FIN 46, the Partnership determined that its three Local Limited Partnerships in which it held investments were not VIEs. During the year ended December 31, 2005, the Partnership reconsidered its initial determination of Local Limited Partnerships for VIE status. As a result, the Partnership determined it held variable interests in all three Local Limited Partnerships; however, the Partnership was not the primary beneficiary. During the year ended December 31, 2005, one Local Limited Partnership previously determined to be a VIE was lost by the Partnership to foreclosure.  The two remaining Local Limited Partnerships are directly engaged in the ownership and management of two apartment properties with a total of 320 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at June 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership’s share of the Local Limited Partnerships’ profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of June 30, 2006, investments in the two Local Limited Partnerships had been reduced to zero.

The Partnership did not recognize approximately $46,000 and $179,000 of its allocated share of losses from one and three Local Limited Partnerships for the six months ended June 30, 2006 and 2005, respectively, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The losses not recognized during 2005 include the operations of Gates Mills I Limited Partnership, whose interest was lost to foreclosure during the fourth quarter of 2005 (as discussed above). The Partnership did not recognize approximately $19,000 of its allocated share of profits from one Local Limited Partnership for the six months ended June 30, 2006 because the Local Limited Partnership has cumulative losses. As of June 30, 2006, the Partnership has not recognized approximately $4,109,000 of its allocated share of cumulative losses from the two Local Limited Partnerships in which its investment is zero.

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

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses.  As discussed above, due to the cumulative losses incurred by the two remaining Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these Local Limited Partnerships, has been reduced to zero at June 30, 2006.  To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Limited Partnerships.  These advances are payable to the Partnership.  Interest is calculated at the prime rate plus 2% (10.25% at June 30, 2006). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the six months ended June 30, 2006 and 2005, the Partnership made no advances to the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at June 30, 2006.

The following are combined statements of operations for the three and six months ended June 30, 2006 and 2005, respectively, of the Local Limited Partnerships in which the Partnership has invested. (2005 amounts exclude the operations of Gates Mills I Limited Partnership, for which the Partnership lost its investment in 2005.)

The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

	COMBINED STATEMENTS OF OPERATIONS
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Rental income	$ 455	$ 444	$ 915	$ 894
Other income	42	28	82	58
Total revenues	497	472	997	952

Operating expenses	310	285	601	582
Interest, taxes, and insurance	131	114	250	228
Depreciation	87	83	173	167
Total expenses	528	482	1,024	977
Loss from continuing operations	$ (31)	$ (10)	$ (27)	$ (25)
National Housing Partnership Realty
Fund I share of loss from continuing
operations	$ (31)	$ (10)	$ (27)	$ (25)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During the six months ended June 30, 2006 and 2005, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $21,000 and $29,000, respectively, for services provided to the Partnership. As of June 30, 2006, the Partnership owed approximately $218,000 to the General Partner for accrued administrative and reporting fees.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

During the six months ended June 30, 2006 and 2005, the General Partner advanced approximately $22,000 and $20,000, respectively, to the Partnership to fund operating expenses. Interest is charged at the prime rate plus 2% (10.25% at June 30, 2006).

Interest expense was approximately $2,000 and less than $1,000 for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, the total amount of advances and accrued interest is approximately $54,000 and is included in due to General Partner.

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

(6) ABANDONMENT OF LIMITED PARTNERSHIP INVESTMENT UNITS

During the six months ended June 30, 2006, the number of Limited Partnership investment units decreased by 50 investment units due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Investment Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The loss per Limited Partnership Interest in the accompanying statements of operations is calculated based on the number of investment units outstanding at the beginning of the year which was 11,269 investment units. There were no such units abandoned during the six months ended June 30, 2005.

9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Partnership had cash and cash equivalents of approximately $1,000 and $3,000 at June 30, 2006 and 2005, respectively. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 2006, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. The Partnership’s only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During the six months ended June 30, 2006 and 2005, the General Partner advanced approximately $22,000 and $20,000, respectively, to the Partnership to fund operating expenses. Interest is charged at the prime rate plus 2% (10.25% at June 30, 2006). Interest expense was approximately $2,000 and less than $1,000 for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, the total amount of advances and accrued interest is approximately $54,000 and is included in due to General Partner.

At June 30, 2006, the Partnership owed the General Partner approximately $218,000 for administrative and reporting services performed. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather the payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

During the six months ended June 30, 2006 and 2005, the Partnership made no advances for working capital purposes to any of the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at June 30, 2006.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership’s proportionate share of the excess cash available for distribution from the Local Limited Partnerships.  As a result of the use of the equity method of accounting for the Partnership’s investments, as of June 30, 2006, investments in the two remaining Local Limited Partnerships have been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships.  No cash distributions were received from the Local Limited Partnerships during the six months ended June 30, 2006 and 2005. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships and the sale or refinancing of the underlying properties.

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

The Partnership realized net losses of approximately $21,000 and $39,000 for the three and six months ended June 30, 2006, respectively, compared to net losses of approximately $27,000 and $41,000 for the three and six months ended June 30, 2005, respectively.  Net loss per unit of limited partnership interest was $1.86 and $3.46 for the three and six months ended June 30, 2006, respectively, and $2.38 and $3.62 for the three and six months ended June 30, 2005, respectively. The decrease in net loss for both periods is due to a decrease in administrative and reporting fees, partially offset by increases in interest and operating expenses.

The Partnership did not recognize approximately $46,000 and $179,000 of its allocated share of losses from one and three Local Limited Partnerships for the six months ended June 30, 2006 and 2005, respectively, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The losses not recognized during 2005 include the operations of Gates Mills I Limited Partnership, whose interest was lost to foreclosure during the fourth quarter of 2005 (as discussed above). The Partnership did not recognize approximately $19,000 of its allocated share of profits from one Local Limited Partnership for the six months ended June 30, 2006.

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

Upon adoption of FIN 46, the Partnership  determined that its three Local Limited Partnerships in which it held investments were not VIEs. During the year ended December 31, 2005, the Partnership reconsidered its initial determination of Local Limited Partnerships for VIE status. As a result, the Partnership determined it held variable interests in all three Local Limited Partnerships; however, the Partnership was not the primary beneficiary. During the year ended December 31, 2005, one Local Limited Partnership previously determined to be a VIE was lost by the Partnership to foreclosure.  The two remaining Local Limited Partnerships are directly engaged in the ownership and management of two apartment properties with a total of 320 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at June 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

By: National Corporation for Housing Partnerships,
its sole General Partner

Date: August 11, 2006	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: August 11, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date: August 11, 2006

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

Date: August 11, 2006

/s/ Stephen B. Waters

Stephen B. Waters

Vice President of National Corporation for Housing Partnerships, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Housing Partnership Realty Fund I (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

       /s/David R. Robertson

Name:  David R. Robertson

Date:  August 11, 2006

       /s/Stephen B. Waters

Name:  Stephen B. Waters

Date:  August 11, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.