Form 10QSB
period 2006-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2006-11-14
CIK 731131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Balance Sheet

 (Unaudited)

(in thousands, except unit data)

September 30, 2006

ASSETS
Cash and cash equivalents	$ 3
Receivables from limited partners	6
Investments in and advances to Local Limited
Partnerships (Note 2)	--
$ 9

LIABILITIES AND PARTNERS' DEFICIT

Liabilities
Administrative and reporting fees payable to General
Partner (Note 3)	$ 229
Due to General Partner (Note 3)	62
Accounts payable and other accrued expenses	11
302
Partners' deficit
General Partner – The National Housing
Partnership (NHP)	(92)
Original Limited Partner –- 1133 Fifteenth
Street Associates	(97)
Other Limited Partners -- 11,219 investment
units	(104)
(293)
$ 9

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Operations

 (Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$ --	$ --	$ --	$ --

Expenses
Administrative and reporting fees to
General Partner (Note 3)	11	20	32	49
Interest expense (Note 3)	1	1	3	1
Other operating expenses	14	4	30	16
Total expenses	26	25	65	66

Net loss	$ (26)	$ (25)	$ (65)	$ (66)

Allocation of net loss:
General Partner - NHP	$ --	$ --	$ (1)	$ (1)
Original Limited Partner - 1133
Fifteenth Street Associates	--	--	(1)	(1)
Other Limited Partners	(26)	(25)	(63)	(64)
	$ (26)	$ (25)	$ (65)	$ (66)

Net loss per Other Limited Partnership
Interest (Note 6)	$ (2.31)	$ (2.20)	$ (5.59)	$ (5.64)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statement of Changes in Partners' Deficit

 (Unaudited)

(in thousands, except unit data)

	The National	1133
	Housing	Fifteenth	Other
	Partnership	Street	Limited
	(NHP)	Associates	Partners	Total

Deficit at December 31, 2005	$ (91)	$ (96)	$ (41)	$ (228)

Net loss for the nine months
ended September 30, 2006	(1)	(1)	(63)	(65)

Deficit at September 30, 2006	$ (92)	$ (97)	$ (104)	$ (293)

Percentage interest at
September 30, 2006	1%	1%	98%	100%
	(A)	(B)	(C)

(A)

General Partner

(B)

Original Limited Partner

(C)

Consists of 11,219 and 11,269 investment units at September 30, 2006 and December 31, 2005, respectively (Note 6).

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Cash Flows

 (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows used in operating activities:
Operating expenses paid	$ (27)	$ (21)

Cash flows provided by financing activities:
Advances from General Partner	29	23

Net increase in cash and cash equivalents	2	2

Cash and cash equivalents, beginning of period	1	--

Cash and cash equivalents, end of period	$ 3	$ 2

Reconciliation of net loss to net cash used in operating
activities:
Net loss	$ (65)	$ (66)
Adjustments to reconcile net loss to net
cash used in operating activities:
Increase in receivables	(3)	(3)
Increase in administrative and reporting fees payable
to General Partner	32	49
Increase in accrued interest due to General Partner	3	1
Increase (decrease) in other accrued expenses	6	(2)
Total adjustments	38	45
Net cash used in operating activities	$ (27)	$ (21)

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.  All such adjustments are of a normal and recurring nature. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

Upon adoption of FIN 46, the Partnership determined that its three Local Limited Partnerships in which it held investments were not VIEs. During the year ended December 31, 2005, the Partnership reconsidered its initial determination of Local Limited Partnerships for VIE status. As a result, the Partnership determined it held variable interests in all three Local Limited Partnerships; however, the Partnership was not the primary beneficiary. During the year ended December 31, 2005, one Local Limited Partnership previously determined to be a VIE was lost by the Partnership to foreclosure.  The two remaining Local Limited Partnerships are directly engaged in the ownership and management of two apartment properties with a total of 320 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at September 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

(2)

INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns 99% limited partnership interests in two Local Limited Partnerships: San Jose Apartments Limited Partnership and Hurbell IV Limited Partnership.

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

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership’s share of the Local Limited Partnerships’ profits less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of September 30, 2006, the investment balance in the two Local Limited Partnerships had been reduced to zero.

The Partnership did not recognize approximately $49,000 and $310,000 of its allocated share of losses from one and three Local Limited Partnerships for the nine months ended September 30, 2006 and 2005, respectively, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The losses not recognized during 2005 include the operations of Gates Mills I Limited Partnership, whose interest was lost to foreclosure during the fourth quarter of 2005 (as discussed above). The Partnership did not recognize approximately $95,000 of its allocated share of profits from one Local Limited Partnership for the nine months ended September 30, 2006 because the Local Limited Partnership has cumulative losses.

As of September 30, 2006, the Partnership has not recognized approximately $4,036,000 of its allocated share of cumulative losses from the two Local Limited Partnerships in which its investment is zero.

San Jose Apartments and Hurbell IV Limited Partnerships each have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership.  The notes are nonrecourse notes secured by a security interest in all partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD.  Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement.  Neither the Local Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes.  The notes were due August 29, 1999 and November 9, 1999, respectively.  Interest continues to be paid or accrued under the original terms of the respective agreements.  Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure.  The noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships.  There can be no assurance as to when, or if, such holders may seek to exercise such rights.  Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note.  The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

On September 30, 2006, San Jose Apartments Limited Partnership amended a contract, with an affiliated party, to sell its investment property for a purchase price of $4,500,000. The closing is anticipated to occur on or before December 31, 2006, subject to certain conditions.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses.  As discussed above, due to the cumulative losses incurred by the two remaining Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships, for these Local Limited Partnerships, has been reduced to zero at September 30, 2006.  To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Limited Partnerships.  These advances are payable to the Partnership.  Interest is calculated at the prime rate plus 2% (10.25% at September 30, 2006). Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the nine months ended September 30, 2006 and 2005, the Partnership made no advances to the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at September 30, 2006.

The following are combined statements of operations for the three and nine months ended September 30, 2006 and 2005, respectively, of the Local Limited Partnerships in which the Partnership has invested. (2005 amounts exclude the operations of Gates Mills I Limited Partnership, for which the Partnership lost its investment in 2005.)

The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

	COMBINED STATEMENTS OF OPERATIONS
	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Rental income	$ 431	$ 444	$1,346	$1,338
Other income	123	35	205	93
Total revenues	554	479	1,551	1,431

Operating expenses	265	315	866	897
Interest, taxes, and insurance	130	138	380	366
Depreciation	85	84	258	251
Total expenses	480	537	1,504	1,514
Income (loss) from continuing
operations	$ 74	$ (58)	$ 47	$ (83)
National Housing Partnership Realty
Fund I share of income (loss) from
continuing operations	$ 73	$ (57)	$ 46	$ (82)

(3) TRANSACTIONS WITH THE GENERAL PARTNER

During the nine months ended September 30, 2006 and 2005, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $32,000 and $49,000, respectively, for services provided to the Partnership. As of September 30, 2006, the Partnership owed approximately $229,000 to the General Partner for accrued administrative and reporting fees.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

During the nine months ended September 30, 2006 and 2005, the General Partner advanced approximately $29,000 and $23,000, respectively, to the Partnership to fund operating expenses. Interest is charged at the prime rate plus 2% (10.25% at September 30, 2006). Interest expense was approximately $3,000 and $1,000 for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, the total amount of advances and accrued interest is approximately $62,000 and is included in due to General Partner.

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

On September 30, 2006, San Jose Apartments Limited Partnership amended a contract, with an affiliated party, to sell its investment property for a purchase price of $4,500,000. The closing is anticipated to occur on or before December 31, 2006, subject to certain conditions.

(5) CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation involving it or the underlying investment properties of the Local Limited Partnerships in which the Partnership invests that are not of a routine nature arising in the ordinary course of business.

(6) ABANDONMENT OF LIMITED PARTNERSHIP INVESTMENT UNITS

During the nine months ended September 30, 2006 and 2005, the number of Limited Partnership investment units decreased by 50 and 72 investment units, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Investment Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The loss per Limited Partnership Interest in the accompanying statements of operations is calculated based on the number of investment units outstanding at the beginning of the year. The number of investment units outstanding was 11,269 and 11,341 at January 1, 2006 and 2005, respectively.

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

The Partnership had cash and cash equivalents of approximately $3,000 and $2,000 at September 30, 2006 and 2005, respectively. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 2006, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sales or refinancings of the underlying properties. The Partnership’s only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During the nine months ended September 30, 2006 and 2005, the General Partner advanced approximately $29,000 and $23,000, respectively, to the Partnership to fund operating expenses. Interest is charged at the prime rate plus 2% (10.25% at September 30, 2006). Interest expense was approximately $3,000 and $1,000 for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, the total amount of advances and accrued interest is approximately $62,000 and is included in due to General Partner.

At September 30, 2006, the Partnership owed the General Partner approximately $229,000 for administrative and reporting services performed. There is no guarantee that the Local Limited Partnerships will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather the payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying properties of the Local Limited Partnerships, rather than through recurring operations.

During the nine months ended September 30, 2006 and 2005, the Partnership made no advances for working capital purposes to any of the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at September 30, 2006.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership’s proportionate share of the excess cash available for distribution from the Local Limited Partnerships.  As a result of the use of the equity method of accounting for the Partnership’s investments, as of September 30, 2006, investments in the two remaining Local Limited Partnerships have been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships.  No cash distributions were received from the Local Limited Partnerships during the nine months ended September 30, 2006 and 2005. The receipt of distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships and the sale or refinancing of the underlying properties.

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

San Jose Apartments and Hurbell IV Limited Partnerships each have notes which were executed by the respective Local Limited Partnerships with the seller as part of the acquisition of the property by the Local Limited Partnership.  The notes are nonrecourse notes secured by a security interest in all partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD.  Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement.  Neither the Local Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the notes.  The notes were due August 29, 1999 and November 9, 1999, respectively.  Interest continues to be paid or accrued under the original terms of the respective agreements.  Each note is in default and the Local Limited Partnership interests are subject to potential foreclosure.  The noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships.  There can be no assurance as to when, or if, such holders may seek to exercise such rights.  Continuation of the Local Limited Partnerships' operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note.  The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

On September 30, 2006, San Jose Apartments Limited Partnership amended a contract, with an affiliated party, to sell its investment property for a purchase price of $4,500,000. The closing is anticipated to occur on or before December 31, 2006, subject to certain conditions.

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

The Partnership realized net losses of approximately $26,000 and $65,000 for the three and nine months ended September 30, 2006, respectively, compared to net losses of approximately $25,000 and $66,000 for the three and nine months ended September 30, 2005, respectively.  Net loss per unit of other limited partnership interest was $2.31 and $5.59 for the three and nine months ended September 30, 2006, respectively, and $2.20 and $5.64 for the three and nine months ended September 30, 2005, respectively. Net loss remained relatively constant for both the three and nine months ended September 30, 2006 as an increase in other operating expenses was offset by a decrease in administrative and reporting fees.

The Partnership did not recognize approximately $49,000 and $310,000 of its allocated share of losses from one and three Local Limited Partnerships for the nine months ended September 30, 2006 and 2005, respectively, as the Partnership's net carrying basis in these Local Limited Partnerships had been reduced to zero. The losses not recognized during 2005 include the operations of Gates Mills I Limited Partnership, whose interest was lost to foreclosure during the fourth quarter of 2005 (as discussed above). The Partnership did not recognize approximately $95,000 of its allocated share of profits from one Local Limited Partnership for the nine months ended September 30, 2006 because the Local Limited Partnership has cumulative losses.

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

Upon adoption of FIN 46, the Partnership  determined that its three Local Limited Partnerships in which it held investments were not VIEs. During the year ended December 31, 2005, the Partnership reconsidered its initial determination of Local Limited Partnerships for VIE status. As a result, the Partnership determined it held variable interests in all three Local Limited Partnerships; however, the Partnership was not the primary beneficiary. During the year ended December 31, 2005, one Local Limited Partnership previously determined to be a VIE was lost by the Partnership to foreclosure.  The two remaining Local Limited Partnerships are directly engaged in the ownership and management of two apartment properties with a total of 320 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at September 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

PART II – OTHER INFORMATION

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 13, 2006, the Partnership filed a proxy statement soliciting consent from the holders of a majority of the limited partnership interests to amend the Partnership Agreement to permit sales of the Partnership’s investment to an affiliate of the General Partner and to sell San Jose Apartments to an affiliate of the General Partner.  If the proposed amendment and sale are approved, San Jose Apartments is expected to be sold to an affiliate of the General Partner for a gross sale price of approximately $4,500,000.  The consent solicitation is scheduled to expire on November 17, 2006, but may be extended by the General Partner. As of November 9, 2006, 37.35% of the limited partner interests had consented to the amendment, 1.77% had objected to the amendment, and 0.83% had abstained. As of November 9, 2006, 37.44% of the limited partner interests had consented to the sale, 1.77% had objected to the sale, and 0.74% had abstained.

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

By: National Corporation for Housing Partnerships,
its sole General Partner

Date: November 13, 2006	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: November 13, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

INDEX OF EXHIBITS

10.1

Amended and Restated Agreement of Sale and Purchase dated September 30, 2006, by and between San Jose Limited Partnership, a Texas limited partnership, and AIMCO Equity Services, Inc., a Virginia corporation with the right to assign its title and interest to San Jose Preservation, L.P., a Texas limited partnership is incorporated herein.

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

* Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

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

Date: November 13, 2006

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

Date: November 13, 2006

/s/ Stephen B. Waters

Stephen B. Waters

Vice President of National Corporation for Housing Partnerships, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Housing Partnership Realty Fund I (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.