Form 10KSB
period 2006-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2007-04-02
CIK 731131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.   $7,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"), is the general partner of the Registrant. The General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

The Partnership's business is to hold a limited partnership interest in one limited partnership ("Local Limited Partnership"), which owns and operates a multi-family rental housing property ("Property") which receives one or more forms of assistance from the Federal Government at December 31, 2006.  The Partnership holds an interest in one additional Local Limited Partnership which sold its investment property during the year ended December 31, 2006. The Partnership held an interest in one Local Limited Partnership whose interest was foreclosed upon during the year ended December 31, 2005. The Partnership held interests in seven other Local Limited Partnerships, six of which sold their properties and one whose interest was foreclosed upon prior to 2005.

The Partnership acquired interests in the Local Limited Partnerships from sellers who originally developed the Property. In each instance, NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See “Item 6. Management’s Discussion and Analysis or Plan of Operation” for information relating to the Partnership’s rights and obligations to make additional contributions or loans to the Local Limited Partnerships.

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

The following is a schedule of the remaining Property owned by the Local Limited Partnerships in which the Partnership is a limited partner:

SCHEDULE OF PROPERTY OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND I HAS AN INVESTMENT

			Units
		Financed,	Authorized	Occupancy
		Insured	for Rental	Percentage
		and	Assistance	for the Years Ended
Property Name, Location	Number of	Subsidized	Under	December 31,
and Partnership Name	Units	Under	Section 8 (B)	2006	2005

Talladega Downs	100	(A)	100	100%	100%
Talladega, Alabama
(Hurbell IV Limited
Partnership)

(A)

The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)

Section 8 of Title II of the Housing and Community Development Act of 1974.

On December 28, 2006, San Jose Apartments Limited Partnership sold its investment property, San Jose Apartments, to an affiliate of the General Partner for a gross sale price of $4,500,000.  A portion of the net proceeds of approximately $3,572,000 was used to repay the mortgage encumbering the property. The Local Limited Partnership recognized a gain from the sale of approximately $1,267,000 for the year ended December 31, 2006.

Ownership Percentage

The following table details the Partnership's ownership percentage of Hurbell IV Limited Partnership and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on the remaining property for the Local Limited Partnership as of December 31, 2006.

	NHP Realty Fund I	Original Cost
	Percentage	of Ownership	Mortgage	Note Payable and
Partnership	Interest	Interest	Note	Accrued Interest (1)

(in thousands)

Hurbell IV L.P.	99%	$ 372	$ 623	$1,942

(1)

See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details.

Although Hurbell IV Limited Partnership owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Property from market competition.

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

Regulation of Affordable Housing

The Federal Housing Administration (FHA) has contracted with the subsidized rental project under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnership on behalf of qualified tenants. The term of the agreement is one year with one year renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD’s rental assistance under Section 8 of the United States Housing Act of 1937 (“Section 8") after the expiration of their original Section 8 contracts.   This legislation affects 100 units, or 100% of the units in which the Partnership had invested at December 31, 2006. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the “1997 Housing Act”).  Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market.  This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels.  The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years.  In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the “Housing Acts”) permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers.  Under a tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD.  While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the property owned by the Local Limited Partnership, there can be no assurance that the legislation will not significantly and adversely affect the operations of the property of the Local Limited Partnership.

The following table indicates the year within which the Section 8 rent subsidy contract expires:

		Subsidized Units	Subsidized Units
		Expiring as a	Expiring as a
	Number of	Percentage of Total	Percentage of
	Units	Subsidized Units	Total Units

2007	100	100%	100%

All of the units (100 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2007. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an “OCAF”) or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an “exception rent” level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program.  For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase.  In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership’s intention to opt out of the program prior to contract termination.

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

The Local Limited Partnership recorded approximately $505,000 of its revenues during 2006 from HUD under the terms of one or more HAP contracts which provide for rental assistance to the Local Limited Partnership on behalf of low-income tenants who meet certain qualifications. The Local Limited Partnership's future intentions and potential future changes in HUD regulations and the appropriations of related funds are uncertain, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnership. The current contract(s) expire in May 2007.

HUD Approval and Enforcement

The property owned by the Local Limited Partnership is subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their “principals” (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as “2530 Clearance.” HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties.

Laws Benefiting Disabled Persons

Under the Americans with Disabilities Act of 1990, all places of public accommodations are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional Federal, state and local laws may also require modifications to the Property, or restrict certain further renovations of the Property, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988 requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with these laws.

Environment

Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impart liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and the Partnership’s ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of hazardous or toxic substances at the disposal or treatment facility.  Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership or operation of a property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

The General Partner believes that the property owned by the Partnership through the ownership of its limited partnership interest in a Local Limited Partnership is covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Item 2.

Property

See "Item 1. Description of Business" for the real estate owned by the Partnership through the ownership of its limited partnership interest in a Local Limited Partnership.

Item 3.

Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation involving it or the underlying investment property of the Local Limited Partnership in which the Partnership invests that are not of a routine nature arising in the ordinary course of business.

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

On December 1, 2006, the written consent expired pursuant to its terms.  Accordingly, the Partnership Agreement was amended and San Jose Apartments was sold to an affiliate of the General Partner for a gross sale price of approximately $4,500,000 on December 28, 2006.

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

(b)

As of December 31, 2006, there were 924 registered holders of 11,040 limited partnership interests (in addition to 1133 Fifteenth Street Associates - See "Item 7. Financial Statements - Note 1"). In 2006 and 2005, the number of Limited Partnership Units decreased by 229 and 72 units, respectively, due to Limited Partners abandoning his or her units.  In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

(c)

There were no distributions made to the partners during the years ended December 31, 2006 or 2005. Subsequent to December 31, 2006, the Partnership distributed approximately $117,000 to the limited partners (approximately $10.60 per limited partnership interest) from proceeds from the December 2006 sale of San Jose Apartments.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

The Property in which the Partnership has invested, through its investment in Hurbell IV Limited Partnership, receives one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnership's ability to transfer funds to the Partnership in the form of cash distributions, loans or advances is generally restricted by these government assistance programs.  The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

As discussed in Note 2 to the financial statements included in “Item 7. Financial Statements”, Hurbell IV Limited Partnership has a note which was executed by the Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership.  The note is a nonrecourse note secured by both the Partnership's and NHP's interests in the Local Limited Partnership and is subordinated to the mortgage note on the property for as long as the mortgage note is insured by HUD.  Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Local Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the note. The note was due November 9, 1999.  Interest continues to be paid or accrued under the original terms of the agreement. The note is in default and the noteholder has not exercised its rights under the note, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnership. There can be no assurance as to when, or if, such holder may seek to exercise such rights. Continuation of the Local Limited Partnership's operations in its present form is dependent on its ability to extend the maturity date of its note, or to repay or refinance the note.  The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

On December 28, 2006, San Jose Apartments Limited Partnership sold its investment property, San Jose Apartments, to an affiliate of the General Partner for a gross sale price of $4,500,000.  A portion of the net proceeds of approximately $3,572,000 was used to repay the mortgage encumbering the property. Subsequent to December 31, 2006, the holder (“AIMCO”) of the San Jose note received payment of approximately $2,508,000 and the Partnership received a distribution of approximately $499,000 from the net sale proceeds. The Local Limited Partnership recognized a gain from the sale of approximately $1,267,000 for the year ended December 31, 2006.

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

During the years ended December 31, 2006 and 2005, the Partnership made no advances for working capital purposes to any of the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnerships at December 31, 2006.

During the year ended December 31, 2006, the General Partner advanced approximately $70,000 to San Jose Apartments Limited Partnership to fund expenses related to potential sale of the underlying property. During the year ended December 31, 2005, there were no advances made by the General Partner to the Local Limited Partnerships to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). There were no repayments of advances made to the General Partner by the Local Limited Partnerships during the years ended December 31, 2006 or 2005. At December 31, 2006, the balance owed to the General Partner by the Local Limited Partnerships was approximately $114,000, including accrued interest of approximately $15,000. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2% or 10.25% at December 31, 2006.  Subsequent to December 31, 2006, San Jose Apartments Limited Partnership repaid advances of approximately $70,000 from proceeds from the sale of San Jose Apartments.

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner of approximately $15,000 during each of the years ended December 31, 2006 and 2005. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. No payments were made during the years ended December 31, 2006 and 2005. The accumulated fees owed to NHP are approximately $129,000 at December 31, 2006. Subsequent to December 31, 2006, San Jose Apartments Limited Partnership paid accrued fees of approximately $48,000 from proceeds from the sale of its property.

Net cash used in operations for the year ended December 31, 2006 was approximately $30,000, compared to net cash used in operations of approximately $25,000 for the year ended December 31, 2005. The increase in cash used in operations was a result of an increase in the payment of operating expenses.

Distributions received in excess of investment in the Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in the Local Limited Partnership, investment carrying values for the remaining Local Limited Partnership has been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships for these partnerships. There were no distributions received from the Local Limited Partnership during the years ended December 31, 2006 and 2005. Subsequent to December 31, 2006, the Partnership received approximately $499,000 from proceeds from the sale of San Jose Apartments. The receipt of distributions in future years is dependent on the operations of the remaining property of the Local Limited Partnership and the sale or refinancing of the remaining property.

The Partnership had cash and cash equivalents of less than $1,000 at December 31, 2006 as compared to cash and cash equivalents of approximately $1,000 at December 31, 2005. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 2006, is dependent on distributions from recurring operations received from the Local Limited Partnerships and proceeds from the sale or refinancing of the remaining property.  The Partnership’s only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During the years ended December 31, 2006 and 2005, the General Partner advanced approximately $29,000 and $26,000, respectively, to the Partnership to fund operating expenses. Interest is charged at the prime rate plus 2% (10.25% at December 31, 2006). Interest expense was approximately $5,000 and $2,000 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, the total amount of advances and accrued interest is approximately $64,000. The advances and associated accrued interest were repaid to the General Partner subsequent to December 31, 2006.

As of December 31, 2006, the Partnership owed the General Partner approximately $240,000 for administrative and reporting services performed. Subsequent to December 31, 2006, the Partnership made a payment of approximately $236,000 from proceeds received from the sale of San Jose Apartments. There is no guarantee that Hurbell IV Limited Partnership will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather, the payment of future administrative and reporting fees will most likely result from the sale or refinancing of the underlying property of the Local Limited Partnership, rather than through recurring operations.

Results of Operations

At December 31, 2006, the Partnership holds an interest in one Local Limited Partnership, which operates one rental housing property.  The Partnership also holds an interest in one Local Limited Partnership which sold its investment property during the year ended December 31, 2006, as discussed above. Due to the use of the equity method of accounting as discussed in “Note 1 – Summary of Partnership Organization and Significant Accounting Policies” to the financial statements included in “Item 7. Financial Statements”, to the extent the Partnership still has a carrying basis in a Local Limited Partnership, results of operations will be impacted by the Partnership’s share of the profits or losses of the Local Limited Partnerships.  The remaining investment balance in the Local Limited Partnership has been reduced to zero.  As a result, the Partnership’s operations are no longer being affected by its share of the Local Limited Partnership’s operations.

The Partnership realized a net loss of approximately $81,000 for the year ended December 31, 2006, compared to a net loss of approximately $93,000 for the year ended December 31, 2005.  Net loss per unit of other limited partnership interest decreased to $7.01 from $8.02 for the units outstanding at December 31, 2006 and 2005, respectively. The decrease in net loss was primarily due to an increase in other income and a decrease in administrative and reporting fees, partially offset by an increase in other operating expenses.

The Partnership did not recognize approximately $22,000 of its allocated share of losses from one Local Limited Partnership for the year ended December 31, 2006, as the Partnership's net carrying basis in this partnership was reduced to zero in a prior year (see “Note 2” to the Partnership’s financial statements included in “Item 7. Financial Statements”). The Partnership did not recognize approximately $1,279,000 of its allocated share of profits from one Local Limited Partnership for the year ended December 31, 2006 because the Local Limited Partnership has cumulative losses. The Partnership did not recognize approximately $82,000 of its allocated share of losses from two Local Limited Partnerships for the year ended December 31, 2005, as the Partnership's net carrying basis in these partnerships was reduced to zero in a prior year.

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage is 99%. However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Summary of Partnership Organization and Significant Accounting Policies” of the financial statements in “Item 7. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships. See “Note 2 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 7. Financial Statements” for additional information about our investments in unconsolidated Local Limited Partnerships.

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

Upon adoption of FIN 46, the Partnership determined that its three Local Limited Partnerships in which it held investments were not VIEs. During the year ended December 31, 2005, the Partnership reconsidered its initial determination of Local Limited Partnerships for VIE status. As a result, the Partnership determined it held variable interests in all three Local Limited Partnerships; however, the Partnership was not the primary beneficiary. During the year ended December 31, 2005, one Local Limited Partnership previously determined to be a VIE was lost by the Partnership to foreclosure.  During the year ended December 31, 2006, one Local Limited Partnership previously determined to be a VIE sold its investment property. The remaining Local Limited Partnership is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Item 7.

Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations - Years ended December 31, 2006 and 2005

Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To The Partners of

National Housing Partnership Realty Fund I

We have audited the accompanying balance sheet of National Housing Partnership Realty Fund I (the “Partnership”) as of December 31, 2006, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of Hurbell IV Limited Partnership (investee of the Partnership) for the years ended December 31, 2006 and 2005.  We did not audit the financial statements of San Jose Limited Partnership (investee of the Partnership) for the period ended December 27, 2006 and the year ended December 31, 2005. The financial statements of these investees have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the financial statements relates to amounts included for these investees, it is based solely on their reports.

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

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund I at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the financial statements, the due date of the Local Limited Partnership’s note payable has expired, and therefore, the note is in default.  Continuation of the Partnership’s operations in its present form is dependent on the Local Limited Partnership’s ability to extend the maturity date of the note or repay or refinance the note.  These conditions raise substantial doubt about the Local Limited Partnership’s and the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Ernst & Young LLP

Indianapolis, Indiana

March 29, 2007

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

BALANCE SHEET

December 31, 2006

(in thousands, except unit data)

ASSETS
Cash and cash equivalents	$ --
Receivables from limited partners	6
Investments in and advances to Local Limited Partnerships (Note 2)	--
$ 6
LIABILITIES AND PARTNERS' DEFICIT

Liabilities
Administrative and reporting fees payable to
General Partner (Note 3)	$ 240
Due to General Partner (Note 3)	64
Other accrued expenses	11
315
Partners' deficit
General Partner -- The National Housing Partnership (NHP)	(92)
Original Limited Partner -- 1133 Fifteenth Street
Associates	(97)
Other Limited Partners -- 11,040 investment units	(120)
(309)
$ 6

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues
Other income	$ 7	$ --

Expenses
Administrative and reporting fees to General
Partner (Note 3)	43	68
Interest expense (Note 3)	5	2
Other operating expenses	40	23
	88	93

Net loss (Note 4)	$ (81)	$ (93)

Allocation of net loss
General Partner – NHP	$ (1)	$ (1)
Original Limited Partner - 1133 Fifteenth Street
Associates	(1)	(1)
Other Limited Partners	(79)	(91)
	(81)	(93)

Net loss per Other Limited Partnership interest (Note 7)	$ (7.01)	$ (8.02)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	The National	1133
	Housing	Fifteenth	Other
	Partnership	Street	Limited
	(NHP)	Associates	Partners	Total

Partners’ (deficiency) capital
at December 31, 2004	$ (90)	$ (95)	$ 50	$ (135)

Net loss for the year ended
December 31, 2005	(1)	(1)	(91)	(93)

Partners’ deficit at
December 31, 2005	(91)	(96)	(41)	(228)

Net loss for the year ended
December 31, 2006	(1)	(1)	(79)	(81)

Partners’ deficit at
December 31, 2006	$ (92)	$ (97)	$ (120)	$ (309)

Percentage interest at
December 31, 2006 and 2005	1%	1%	98%	100%
	(A)	(B)	(C)

(A)

General Partner

(B)

Original Limited Partner

(C)

Consists of 11,040 investment units at December 31, 2006 and 11,269 investment units at December 31, 2005.   During 2006 and 2005, 229 and 72 units were abandoned, respectively (see Note 7).

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Miscellaneous receipts	$ 7	$ --
Payment of non resident withholding on behalf of limited
partners	(3)	(3)
Operating expenses paid	(34)	(22)
Net cash used in operating activities	(30)	(25)

Cash flows provided by financing activities:
Advances from General Partner	29	26

Net (decrease) increase in cash and cash equivalents	(1)	1

Cash and cash equivalents, beginning of year	1	--

Cash and cash equivalents, end of year	$ --	$ 1

Reconciliation of net loss to net cash used in
operating activities:

Net loss	$ (81)	$ (93)
Adjustments to reconcile net loss to net cash used
in operating activities:
Increase in receivables from limited partners	(3)	(3)
Increase in administrative and reporting fees payable
to General Partner	43	68
Increase in accrued interest due to General Partner	5	2
Increase in accrued expenses	6	1

Total adjustments	51	68
Net cash used in operating activities	$ (30)	$ (25)

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

During 1984, the Partnership acquired limited partnership interests of 99% in nine Local Limited Partnerships and 98% in one Local Limited Partnership. Each Local Limited Partnership was organized to acquire and operate an existing rental housing project. During the year ended December 31, 2005 the Partnership’s interest in Gates Mills I Limited Partnership was foreclosed upon. The Partnership continues to own a 99% interest in two Local Limited Partnerships, one of which, San Jose Apartments Limited Partnership, sold its investment property during the year ended December 31, 2006 (as discussed in Note 2).

The National Housing Partnership, a District of Columbia limited partnership (“NHP” or the “General Partner”) is the general partner of the Partnership. The General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

The Original Limited Partner of the Partnership is 1133 Fifteenth Street Associates, whose limited partners were key employees of National Corporation for Housing Partnerships, a District of Columbia limited partnership and the general partner of NHP (“NCHP”), at the time the Partnership was formed and whose general partner is NHP.

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

Investments in Local Limited Partnerships are accounted for using the equity method and thus are carried at cost plus the Partnership’s share of the Local Limited Partnerships’ profits less the Partnership's share of the Local Limited Partnerships’ losses and distributions (see Note 2). An investment account is maintained for each of the limited partnership investments and losses are not recognized once an investment account has decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements. Distributions received from the Local Limited Partnerships in which the Partnership's investment account has decreased to zero are recorded as revenue in the year they are received. Advances to the Local Limited Partnerships are included with Investments in Local Limited Partnerships to the extent that the advances are not temporary advances of working capital.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, “Disclosures About Fair Value of Financial Instruments,” as amended by SFAS No. 119, “Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments”, requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. The Partnership believes that the carrying value of other assets and liabilities reported on the balance sheet that require such disclosure approximates fair value.

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

Upon adoption of FIN 46, the Partnership determined that its three Local Limited Partnerships in which it held investments were not VIEs. During the year ended December 31, 2005, the Partnership reconsidered its initial determination of Local Limited Partnerships for VIE status. As a result, the Partnership determined it held variable interests in all three Local Limited Partnerships; however, the Partnership was not the primary beneficiary. During the year ended December 31, 2005, one Local Limited Partnership previously determined to be a VIE was lost by the Partnership to foreclosure.  During the year ended December 31, 2006, one Local Limited Partnership previously determined to be a VIE sold its investment property. The remaining Local Limited Partnership is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Reclassifications

Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

2.

INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns 99% limited partnership interests in two Local Limited Partnerships: Hurbell IV Limited Partnership and San Jose Apartments Limited Partnership.

On December 28, 2006, San Jose Apartments Limited Partnership sold its investment property, San Jose Apartments, to an affiliate of the General Partner for a gross sale price of $4,500,000.  A portion of the net proceeds of approximately $3,572,000 was used to repay the mortgage encumbering the property. Subsequent to December 31, 2006, the holder (“AIMCO”) of the San Jose note received payment of approximately $2,508,000 and the Partnership received a distribution of approximately $499,000 from the net sale proceeds. The Local Limited Partnership recognized a gain from the sale of approximately $1,267,000 for the year ended December 31, 2006.

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

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements, these investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership’s share of the Local Limited Partnerships’ profits less the Partnership's share of the Local Limited Partnerships’ losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero.

The Partnership did not recognize approximately $22,000 of its allocated share of losses from one Local Limited Partnership for the year ended December 31, 2006, as the Partnership's net carrying basis in this Local Limited Partnership was reduced to zero in a prior year.  The Partnership did not recognize approximately $1,279,000 of its allocated share of profits from one Local Limited Partnership for the year ended December 31, 2006, because the Local Limited Partnership has cumulative losses. The Partnership did not recognize approximately $82,000 of its allocated share of losses from two Local Limited Partnerships for the year ended December 31, 2005, as the Partnership's net carrying basis in these Local Limited Partnerships was reduced to zero in a prior year.  As of December 31, 2006, the Partnership has not recognized approximately $2,825,000 of its allocated share of cumulative losses from the two Local Limited Partnerships in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in the Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to Local Limited Partnerships has been reduced to zero at December 31, 2006 for the Local Limited Partnerships. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnerships. These advances are payable to the Partnership. Interest is calculated at the Chase Manhattan prime rate plus 2% or 10.25% at December 31, 2006. Payment of principal and interest is contingent upon the Local Limited Partnerships having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership properties.

During the years ended December 31, 2006 and 2005, the Partnership made no advances to the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnerships at December 31, 2006.

A summary of the balance sheet of the aforementioned Local Limited Partnership as of December 31, 2006, and the results of operations for each of the two years in the period ended December 31, 2006, are as follows (2005 amounts exclude the operations of Gates Mills I Limited Partnership, for which the Partnership lost its investment in 2005 and San Jose Apartments Limited Partnership, which sold its investment property during 2006):

CONDENSED BALANCE SHEET
OF THE LOCAL LIMITED PARTNERSHIP
(in thousands)
December 31, 2006
Assets:
Land	$ 101
Buildings and improvements, net of accumulated
depreciation of approximately $437	430
Other assets	293
$ 824
Liabilities and Partners' Deficit:
Liabilities:
Mortgage note payable	$ 623
Note payable	648
Accrued interest on note payable	1,294
Other liabilities	144
2,709
Partners' Deficit:
National Housing Partnership Realty Fund I	(1,817)
Other partners	(68)
(1,885)
$ 824

CONDENSED STATEMENTS OF OPERATIONS
OF THE LOCAL LIMITED PARTNERSHIP
(in thousands)
	Years Ended December 31,
	2006	2005
Revenues:		(Restated)
Rental income	$ 544	$ 514
Other income	22	18

Total revenues	566	532

Expenses:
Operating expenses	495	454
Financial expenses	7	6
Interest on note payable	59	58
Depreciation	27	27

Total expenses	588	545

Loss from continuing operations	$ (22)	$ (13)

The financial statements of Hurbell IV Limited Partnership are prepared on the accrual basis of accounting. The Local Limited Partnership was formed during 1984 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 of the National Housing Act. During the years ended December 31, 2006 and 2005 the projects received a total of approximately $505,000 and $440,000, respectively of rental assistance from HUD.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD’s rental assistance under Section 8 of the United States Housing Act of 1937 (“Section 8") after the expiration of their original Section 8 contracts.  This legislation affects 100 units, or 100% of the units in which the Partnership has invested at December 31, 2006.  On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the “1997 Housing Act”).  Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market.  This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels.  The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month’s work, and making sufficient monthly reserve deposits to ensure work required in succeeding years.  In 1999, Congress enacted legislation (the “1999 Housing Act”) that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the “Housing Acts”) permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers.  Under a tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD.  While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the property owned by the Local Limited Partnership, there can be no assurance that the legislation will not significantly and adversely affect the operations of the property of the Local Limited Partnership.

The following table indicates the year within which the Section 8 rent subsidy contract expires:

		Subsidized Units	Subsidized Units
		Expiring as a	Expiring as a
	Number of	Percentage of Total	Percentage of
	Units	Subsidized Units	Total Units

2007	100	100%	100%

All of the units (100 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2007. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an “OCAF”) or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an “exception rent” level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program.  For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase.  In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership’s intention to opt out of the program prior to contract termination.

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

The Local Limited Partnership recorded approximately $505,000 of its revenues during 2006 from HUD under the terms of one or more HAP contracts which provide for rental assistance to the Local Limited Partnership on behalf of low-income tenants who meet certain qualifications. The Local Limited Partnership's future intentions and potential future changes in HUD regulations and the appropriations of related funds are uncertain, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnership. The current contract(s) expire in May 2007.

Fixed assets are recorded on the basis of cost. Depreciation of the buildings and improvements and equipment is computed generally by the straight-line method over the estimated lives of the related assets.

The mortgage note payable is insured by the Federal Housing Administration (FHA) and collateralized by first deeds of trust on the rental property. The note bears interest at 7% per annum. However, FHA makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the forty-year term of the note. The liability of the Local Limited Partnership under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lenders.

A note payable was executed by Hurbell IV Limited Partnership with the former owner as part of the acquisition of the property by the Local Limited Partnership.  This note bears simple interest at 9% per annum. The note is a nonrecourse note secured by a security interest in all partnership interests in the Local Limited Partnership and is subordinated to the mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from the Local Limited Partnership’s surplus cash, as defined by the HUD Regulatory Agreement. The note may be prepaid in whole or in part at any time without penalty. Neither the Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of the note.

The note matured as follows:

Local Partnership	Due Date	Note Amount	Accrued Interest
(in thousands)
Hurbell IV Limited Partnership	11/9/99*	$ 648	$ 1,294

* Note is in default.

3.

TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $43,000 and $68,000 for the years ended December 31, 2006 and 2005, respectively.  As of December 31, 2006, the Partnership owed approximately $240,000 to the General Partner for accrued administrative and reporting fees. Subsequent to December 31, 2006, the Partnership made a payment of approximately $236,000 from proceeds received from the sale of San Jose Apartments.

During the years ended December 31, 2006 and 2005, the General Partner advanced approximately $29,000 and $26,000, respectively, to the Partnership to fund operating expenses.  Interest is charged at the prime rate plus 2% (10.25% at December 31, 2006).  Interest expense was approximately $5,000 and $2,000 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, the total amount of advances and accrued interest is approximately $64,000 and is included in due to General Partner.  The advances and associated accrued interest were repaid to the General Partner subsequent to December 31, 2006.

During the year ended December 31, 2006, the General Partner advanced approximately $70,000 to San Jose Apartments Limited Partnership to fund expenses related to potential sale of the underlying property. During the year ended December 31, 2005, there were no advances made by the General Partner to the Local Limited Partnerships to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA).

There were no repayments of advances made to the General Partner by the Local Limited Partnerships during the years ended December 31, 2006 or 2005. At December 31, 2006, the balance owed to the General Partner by the Local Limited Partnerships was approximately $114,000, including accrued interest of approximately $15,000. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2% or 10.25% at December 31, 2006.  Subsequent to December 31, 2006, San Jose Apartments Limited Partnership repaid advances of approximately $70,000 from proceeds from the sale of San Jose Apartments.

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner of approximately $15,000 during each of the years ended December 31, 2006 and 2005. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. No payments were made during the years ended December 31, 2006 and 2005. The accumulated fees owed to NHP are approximately $129,000 at December 31, 2006. Subsequent to December 31, 2006, San Jose Apartments Limited Partnership paid accrued fees of approximately $48,000 from proceeds from the sale of its property.

An affiliate of the General Partner, NHP Management Company (“NHPMC”) was the project management agent for the project operated by San Jose Apartments Limited Partnership for the years ended December 31, 2006 and 2005. NHPMC and other affiliates of NCHP earned approximately $115,000 and $165,000 from San Jose Apartments Limited Partnership for management fees provided to San Jose Apartments Limited Partnership during the years ended December 31, 2006 and 2005, respectively.  During the years ended December 31, 2006 and 2005, one Local Limited Partnership operated by an affiliate of the General Partner was charged construction management services provided by AIMCO and its affiliates. This reimbursement is payable from surplus cash.  This reimbursement of approximately $6,000 and $3,000 for the years ended December 31, 2006 and 2005, respectively, was capitalized as part of fixed assets for the respective Local Limited Partnership.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimburse NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2006 and 2005 were approximately $180,000 and $186,000, respectively. Additionally, approximately $15,000 was paid to an affiliate for accounting services for each of the years ended December 31, 2006 and 2005.

During the years ended December 31, 2006 and 2005, the General Partner was entitled to reimbursement of accountable administrative expenses, including interest, of approximately $60,000 and $57,000, respectively, from San Jose Apartments Limited Partnership.

San Jose Apartments Limited Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. San Jose Apartments Limited Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2006, San Jose Apartments Limited Partnership was charged by AIMCO and its affiliates approximately $46,000 for insurance coverage and fees associated with policy claims administration.

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

A reconciliation follows:

	Years Ended December 31,
	2006	2005
	(in thousands)
Net loss per financial statements	$ (81)	$ (93)
Gain on foreclosure of local partnership property	--	5,937
Other	48	69
Partnership's share of local limited
partnership’s income	1,426	326
Income per tax return	$1,393	$6,239

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets and liabilities:

December 31, 2006
(in thousands)
Net liabilities as reported	$ (309)
Add (deduct):
Investment in Partnerships	(49)
Other	449
Net assets – Federal tax basis	$ 91

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

6.

GOING CONCERN

Hurbell IV Limited Partnership’s note payable is past due, and therefore, the note is in default (see Note 2). Continuation of the Local Limited Partnership’s operations in its present form is dependent on its ability to extend the maturity date of the note, or to repay or to refinance the note. These conditions raise substantial doubt about the Local Limited Partnership’s ability and the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

7.

ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the years ended December 31, 2006 and 2005, the number of Limited Partnership Units decreased by 229 and 72 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year.  The loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.  The number of units outstanding was 11,269 and 11,341 at January 1, 2006 and 2005, respectively.

8.

CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation involving it or the underlying investment property of the Local Limited Partnership in which the Partnership invests that are not of a routine nature arising in the ordinary course of business.

9.

REAL ESTATE AND ACCUMULATED DEPRECIATION OF THE LOCAL LIMITED PARTNERSHIP IN WHICH NHP REALTY FUND I HAS INVESTED

		Initial Cost		Net Cost
		To Partnership		Capitalized
		(in thousands)		(Removed)
Subsequent
to Acquisition
(in thousands)
Buildings
and Related
			Personal		Carrying Cost
Description	Encumbrances	Land	Property	Improvements	Adjustments

Hurbell IV	(1)	$ 100	$ 2,159	$ 169	$ (1,460)
Limited Partnership

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And
		Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total(2) (3)	Depreciation (3)	Construction	Acquired	Life

Hurbell IV
Limited Partnership	$101	$867	$ 968	$ 437	1974	11/84	5-30 yrs

(1)

 Schedule of Encumbrances

		Note
		Payable and
	Mortgage	Accrued
Partnership Name	Note	Interest	Total
		(in thousands)
Hurbell IV Limited Partnership	$ 623	$ 1,942	$2,565

(2)

The unaudited aggregate cost of land for Federal income tax purposes is approximately $100,000 and the unaudited aggregate costs of buildings and improvements for Federal income tax purposes is approximately $2,330,000. The unaudited total of the above-mentioned items is approxima0ely $2,430,000.

(3)

 Reconciliation of real estate

	Years Ended December 31,
	2006	2005
	(in thousands)
Balance at beginning of year	$ 8,546	$ 15,499
Improvements	175	117
Disposal of rental property	(7,753)	--
Foreclosure of Partnership interest	--	(7,070)
Balance at end of year	$ 968	$ 8,546

Reconciliation of accumulated depreciation

	Years Ended December 31,
	2006	2005
	(in thousands)
Balance at beginning of year	$ 4,692	$ 7,300
Depreciation expense	342	337
Disposal of rental property	(4,597)	--
Foreclosure of Partnership interest	--	(2,945)
Balance at end of year	$ 437	$ 4,692

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9. Directors and Executive Officers of the Registrant and Corporate Governance

The Partnership has no directors, executive officers or significant employees of its own.

The names, ages, business experience and involvement in legal proceedings of the directors and officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership (the “General Partner”), and certain of its affiliates, are as follows:

Directors of NCHP

Two individuals comprise the Board of Directors of NCHP.

Jeffrey W. Adler	45	Director and Executive Vice President
David R. Robertson	41	Director, President and Chief Executive
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

Officers

The current officers of NCHP and a description of their principal occupations in recent years are listed below.

Martha L. Long	47	Senior Vice President
Harry G. Alcock	44	Executive Vice President and Chief
		Investment Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Lance J. Graber	45	Executive Vice President
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President
Jeffrey Adler		See “Directors of NCHP”.
David R. Robertson		See “Directors of NCHP”.

Martha L. Long has been a Senior Vice President of the General Partner since February 2004.  Ms. Long has been with AIMCO since October 1998 and has served in various capacities.  From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner.  During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Lance J. Graber was appointed Executive Vice President of the General Partner and AIMCO in October 1999 and focuses on transactions related to Aimco Capital’s portfolio of affordable properties in the eastern portion of the country.  Prior to this time, Mr. Graber was a Director at Credit Suisse First Boston from 1994 to May 1999.

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the General Partner.

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

Item 10.

Executive Compensation

National Housing Partnership Realty Fund I has no directors or officers. No direct form of compensation or remuneration was paid by the Partnership to any director or officer of the General Partner.  However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions, and Director Independence”.

Item 11. Security Ownership of Certain Beneficial Owners and Management

1133 Fifteenth Street Associates, a Maryland Limited Partnership, whose general partner is NHP and whose limited partners were key employees of NCHP at the time the Partnership was formed, owns a 1% interest in the Partnership.

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership units as of December 31, 2006.

Name of Beneficial Owner	Number of Units	% of Class

AIMCO Properties, L.P.	1,332.50	12.07%
(an affiliate of the General Partner)

The business address of AIMCO Properties, L.P. is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Item 12.    Certain Relationships and Related Transactions, and Director Independence

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $43,000 and $68,000 for the years ended December 31, 2006 and 2005, respectively.  As of December 31, 2006, the Partnership owed approximately $240,000 to the General Partner for accrued administrative and reporting fees. Subsequent to December 31, 2006, the Partnership made a payment of approximately $236,000 from proceeds received from the sale of San Jose Apartments.

During the years ended December 31, 2006 and 2005, the General Partner advanced approximately $29,000 and $26,000, respectively, to the Partnership to fund operating expenses.  Interest is charged at the prime rate plus 2% (10.25% at December 31, 2006).  Interest expense was approximately $5,000 and $2,000 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, the total amount of advances and accrued interest is approximately $64,000 and is included in due to General Partner.  The advances and associated accrued interest were repaid to the General Partner subsequent to December 31, 2006.

During the year ended December 31, 2006, the General Partner advanced approximately $70,000 to San Jose Apartments Limited Partnership to fund expenses related to potential sale of the underlying property. During the year ended December 31, 2005, there were no advances made by the General Partner to the Local Limited Partnerships to fund partnership entity expenses, including expenses incurred relating to potential sales or refinancing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). There were no repayments of advances made to the General Partner by the Local Limited Partnerships during the years ended December 31, 2006 or 2005. At December 31, 2006, the balance owed to the General Partner by the Local Limited Partnerships was approximately $114,000, including accrued interest of approximately $15,000. Interest on these advances is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2% or 10.25% at December 31, 2006.  Subsequent to December 31, 2006, San Jose Apartments Limited Partnership repaid advances of approximately $70,000 from proceeds from the sale of San Jose Apartments.

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner of approximately $15,000 during each of the years ended December 31, 2006 and 2005. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. No payments were made during the years ended December 31, 2006 and 2005. The accumulated fees owed to NHP are approximately $129,000 at December 31, 2006. Subsequent to December 31, 2006, San Jose Apartments Limited Partnership paid accrued fees of approximately $48,000 from proceeds from the sale of its property.

An affiliate of the General Partner, NHP Management Company (“NHPMC”) was the project management agent for the project operated by San Jose Apartments Limited Partnership for the years ended December 31, 2006 and 2005. NHPMC and other affiliates of NCHP earned approximately $115,000 and $165,000 from San Jose Apartments Limited Partnership for management fees provided to San Jose Apartments Limited Partnership during the years ended December 31, 2006 and 2005, respectively.  During the years ended December 31, 2006 and 2005, one Local Limited Partnership operated by an affiliate of the General Partner was charged construction management services provided by AIMCO and its affiliates. This reimbursement is payable from surplus cash.  This reimbursement of approximately $6,000 and $3,000 for the years ended December 31, 2006 and 2005, respectively, was capitalized as part of fixed assets for the respective Local Limited Partnership.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimburse NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2006 and 2005 were approximately $180,000 and $186,000, respectively. Additionally, approximately $15,000 was paid to an affiliate for accounting services for each of the years ended December 31, 2006 and 2005.

During the years ended December 31, 2006 and 2005, the General Partner was entitled to reimbursement of accountable administrative expenses, including interest, of approximately $60,000 and $57,000, respectively, from San Jose Apartments Limited Partnership.

San Jose Apartments Limited Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. San Jose Apartments Limited Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2006, San Jose Apartments Limited Partnership was charged by AIMCO and its affiliates approximately $46,000 for insurance coverage and fees associated with policy claims administration.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $31,000 and $17,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $5,000 and $4,000 for 2006 and 2005, respectively.

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

INDEX OF EXHIBITS

10.1

Amended and Restated Agreement of Sale and Purchase dated September 30, 2006, by and between San Jose Limited Partnership, a Texas limited partnership, and AIMCO Equity Services, Inc., a Virginia corporation with the right to assign its title and interest to San Jose Preservation, L.P., a Texas limited partnership is incorporated by reference to the Partnership’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

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

32.2

Independent Auditors Report for Hurbell IV Limited Partnership – year ended December 31, 2006.

32.3

Independent Auditors Report for San Jose Limited Partnership – period ended December 27, 2006.

32.4 Independent Auditors Report for Hurbell IV Limited Partnership – year ended December 31, 2005.

32.5 Independent Auditors Report for San Jose Limited Partnership - year ended December 31, 2005.

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

Date: April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/David R. Robertson	Director, President and	Date: April 2, 2007
David R. Robertson	Chief Executive Officer

/s/Jeffrey W. Adler	Director and Executive	Date: April 2, 2007
Jeffrey W. Adler	Vice President

/s/Stephen B. Waters	Vice President	Date: April 2, 2007
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

Date: April 2, 2007

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

Date: April 2, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of National Corporation for Housing Partnerships, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of National Housing Partnership Realty Fund I (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: April 2, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: April 2, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2

Independent Auditor's Report

To the Partners

Hurbell IV Limited Partnership

We have audited the accompanying balance sheet of Hurbell IV Limited Partnership, a Limited Partnership, HUD Project No. 062-44054-LD, as of December 31, 2006, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurbell IV Limited Partnership as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2007 on our consideration of Hurbell IV Limited Partnership’s internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated February 6, 2007 on Hurbell IV Limited Partnership’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/Carter & Company

Destin, Florida

February 6, 2007

Exhibit 32.3

Independent Auditors’ Report

To the Partners

San Jose Limited Partnership

We have audited the accompanying balance sheet of San Jose Limited Partnership, a Limited Partnership, HUD Project Number 115-44003-LDP-SUP, as of December 27, 2006, and the related statements of profit and loss, changes in partners’ equity (deficit) and cash flows for the period then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described in Note 2, the Partnership’s financial statements have been prepared on the basis of accounting and reporting practices prescribed by the U.S. Department of Housing and Urban Development (HUD).  These prescribed practices are a comprehensive basis of accounting other than the accounting generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Jose Limited Partnership, at December 27, 2006 (day before sale), and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the period from January 1, 2006, through December 27, 2006 (day before sale), in conformity with accounting principles described in Note 2.

As described in Note 10, on December 28, 2006, the Property was sold to an unrelated party at a price of $4,500,000.  The Partnership’s financial statements reflect activity for the period from January 1, 2006, through December 27, 2006 (day before sale), immediately prior to the closing of the sale transaction.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 2007, on our consideration of San Jose Limited Partnership’s internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated February 12, 2007, on San Jose Limited Partnership’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

February 12, 2007

Exhibit 32.4

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