Form 10QSB
period 2007-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2007-05-15
CIK 731131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Balance Sheet

(Unaudited)

 (in thousands, except unit data)

March 31, 2007

ASSETS
Cash and cash equivalents	$ 57
Receivables from limited partners	8
Investments in and advances to Local Limited
Partnerships (Note 3)	--
$ 65

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Administrative and reporting fees payable to
General Partner (Note 4)	$ 4

Partners' (deficiency) capital
General Partner -- The National Housing
Partnership (NHP)	(87)
Original Limited Partner –- 1133 Fifteenth
Street Associates	(92)
Other Limited Partners -- 11,040 investment
units	240
61
$ 65

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Operations

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006

Revenues:
	$ --	$ --
Expenses:
Administrative and reporting fees
to General Partner (Note 4)	1	11
Interest expense (Note 4)	1	1
Other operating expenses	10	6
Total expenses	12	18

Loss from Partnership operations	(12)	(18)
Share of profits from Local Limited Partnership
(Note 3)	499	--
Net income (loss)	$ 487	$ (18)

Allocation of net income (loss):
General Partner - NHP	$ 5	$ --
Original Limited Partner – 1133 Fifteenth Street
Associates	5	--
Other Limited Partners	477	(18)
	$ 487	$ (18)

Net income (loss) per Other Limited Partnership
interest (Note 2)	$ 43.21	$ (1.60)
Distribution per Other Limited Partnership interest	$ 10.60	$ --

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statement of Changes in Partners' (Deficiency) Capital

(Unaudited)

(in thousands, except unit data)

	The National	1133
	Housing	Fifteenth	Other
	Partnership	Street	Limited
	(NHP)	Associates	Partners	Total

Partners’ deficit at
December 31, 2006	$ (92)	$ (97)	$ (120)	$ (309)

Distribution to partners	--	--	(117)	(117)

Net income for the three
months ended March 31, 2007	5	5	477	487

Partners’ (deficiency) capital
at March 31, 2007	$ (87)	$ (92)	$ 240	$ 61

Percentage interest at
March 31, 2007	1%	1%	98%	100%
	(A)	(B)	(C)

(A)

General Partner

(B)

Original Limited Partner

(C)

Consists of 11,040 investment units.

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Administrative and reporting fees paid to General Partner	$ (237)	$ --
Interest paid on General Partner loans	(8)	--
Payment of non resident withholding on behalf of limited
partners	(2)	(3)
Operating expenses paid	(21)	(2)
Net cash used in operating activities	(268)	(5)
Cash flows provided by investing activities:
Distribution from Local Limited Partnership	499	--
Cash flows from financing activities:
Advances from General Partner	--	7
Repayment of advances from General Partner	(57)	--
Distribution to partners	(117)	--
Net cash (used in) provided by financing activities	(174)	7

Net increase in cash and cash equivalents	57	2

Cash and cash equivalents, beginning of period	--	1

Cash and cash equivalents, end of period	$ 57	$ 3

Reconciliation of net income (loss) to net cash used in
operating activities:
Net income (loss)	$ 487	$ (18)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Share of profits from Local Limited Partnership	(499)	--
Increase in receivables	(2)	(3)
(Decrease) increase in administrative and reporting
fees payable to General Partner	(236)	11
(Decrease) increase in accrued interest due to
General Partner	(7)	1
(Decrease) increase in accounts payable and accrued
expenses	(11)	4
Total adjustments	(755)	13
Net cash used in operating activities	$ (268)	$ (5)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Notes to Financial Statements

(Unaudited)

(1)

GOING CONCERN

The accompanying financial statements have been prepared assuming National Housing Partnership Realty Fund I (the “Partnership”) will continued as a going concern. However, Hurbell IV Limited Partnership’s (the “Local Limited Partnership”) note payable is past due, and therefore, the note is in default (see Note 3). Continuation of the Local Limited Partnership’s operations in its present form is dependent on its ability to extend the maturity date of the note, or to repay or to refinance the note. These conditions raise substantial doubt about the Local Limited Partnership’s and the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

(2)

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

National Housing Partnership Realty Fund I is a limited partnership organized under the laws of the State of Maryland under the Maryland Revised Uniform Limited Partnership Act on October 21, 1983.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Limited Partnerships"), each of which owns and operates an existing rental housing project which is financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD").

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2006.

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Net Income (Loss) Per Other Limited Partnership Interest

Net income (loss) per Other Limited Partnership interest on the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.  The number of units outstanding was 11,040 and 11,269 at January 1, 2007 and 2006, respectively.

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

The Partnership holds a variable interest in one Local Limited Partnership; however, the Partnership is not the primary beneficiary. The Local Limited Partnership is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at March 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

(3)

INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 99% limited partnership interest in one Local Limited Partnership: Hurbell IV Limited Partnership. The Partnership also owned a 99% limited partnership interest in San Jose Apartments Limited Partnership.

On December 28, 2006, San Jose Apartments Limited Partnership sold its investment property, San Jose Apartments, to an affiliate of the General Partner for a gross sale price of $4,500,000.  A portion of the net proceeds of approximately $3,572,000 was used to repay the mortgage encumbering the property. During the three months ended March 31, 2007, the holder (“AIMCO”) of the San Jose note received payment of approximately $2,508,000 and the Partnership received a distribution of approximately $499,000 from the net sale proceeds. The Local Limited Partnership recognized a gain from the sale of approximately $1,267,000 for the year ended December 31, 2006 and a gain on debt forgiveness of approximately $1,696,000 for the three months ended March 31, 2007.

Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreement, these investments are accounted for using the equity method. Thus, the investments are carried at cost plus the Partnership’s share of the Local Limited Partnerships’ profits less the Partnership's share of the Local Limited Partnerships’ losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero. As of March 31, 2007, investment in the remaining Local Limited Partnership had been reduced to zero.

The Partnership did not recognize approximately $6,000 and $3,000 of its allocated share of losses from Hurbell IV Limited Partnership for the three months ended March 31, 2007 and 2006, respectively, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. The Partnership did not recognize approximately $7,000 of its allocated share of profits from San Jose Apartments Limited Partnership for the three months ended March 31, 2006 as the Local Limited Partnership had cumulative losses. The Partnership recognized its allocated share of profits of approximately $499,000 from San Jose Apartments Limited Partnership, which is equal to distributions received from this Local Limited Partnership during the three months ended March 31, 2007.  As a result of the Partnership’s loss of investment in San Jose Apartments Limited Partnership and cumulative losses from previous years, the Partnership did not recognize its additional allocated share of profits of approximately $1,181,000 from this Local Limited Partnership during the three months ended March 31, 2007. As of March 31, 2007, the Partnership has not recognized approximately $1,825,000 of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

Hurbell IV Limited Partnership has a note which was executed by the Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership.  The note is a nonrecourse note secured by a security interest in all partnership interests in the Local Limited Partnership and is subordinated to the respective mortgage note on the property for as long as the mortgage note is insured by HUD.  Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement.  Neither the Local Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the note.  The note was due November 9, 1999.  Interest continues to be paid or accrued under the original terms of the agreement.  The note is in default and the Local Limited Partnership interest is subject to potential foreclosure.  The noteholder has not exercised their rights under the note, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnership.  There can be no assurance as to when, or if, such holders may seek to exercise such rights.  Continuation of the Local Limited Partnership’s operations in the present form is dependent on its ability to extend the maturity date of the note, or to repay or refinance the note.  The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership's investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses.  As discussed above, due to the cumulative losses incurred by the remaining Local Limited Partnership, the aggregate balance of investment in and advances to Local Limited Partnership, for this Local Limited Partnership, has been reduced to zero at March 31, 2007.  To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Limited Partnership.  These advances are payable to the Partnership.  Interest is calculated at the prime rate plus 2% (10.25% at March 31, 2007). Payment of principal and interest is contingent upon the Local Limited Partnership having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership property.

During the three months ended March 31, 2007 and 2006, the Partnership made no advances to the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnerships at March 31, 2007.

The following are condensed statements of operations for the three months ended March 31, 2007 and 2006, respectively, of the Local Limited Partnership in which the Partnership has invested. (2006 amounts exclude the operations of San Jose Apartments Limited Partnership, which sold its investment property during 2006.)

The statements are compiled from financial statements of the Local Limited Partnership, prepared on the accrual basis of accounting, as supplied by the management agent of the project, and are unaudited.

CONDENSED STATEMENTS OF OPERATIONS
	Three Months Ended
	March 31,
	2007	2006
		(Restated)
	(in thousands)
Revenues:
Rental income	$ 136	$ 128
Other income	5	5
Total revenues	141	133
Expenses:
Operating expenses	108	100
Interest, taxes and insurance	32	29
Depreciation	7	7
Total expenses	147	136
Loss from continuing operations	$ (6)	$ (3)
National Housing Partnership Realty Fund I
share of loss from continuing operations	$ (6)	$ (3)

(4) TRANSACTIONS WITH THE GENERAL PARTNER

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $1,000 and $11,000 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, the Partnership paid accrued administrative and reporting fees of approximately $237,000 from proceeds received from the sale of San Jose Apartments. As of March 31, 2007, the Partnership owed approximately $4,000 to the General Partner for accrued administrative and reporting fees.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of the underlying property of the remaining Local Limited Partnership.

During the three months ended March 31, 2006, the General Partner advanced approximately $7,000 to the Partnership to fund operating expenses. There were no advances received from the General Partner during the three months ended March 31, 2007. Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for each of the three months ended March 31, 2007 and 2006. The total amount of outstanding advances and associated accrued interest was repaid during the three months ended March 31, 2007 from proceeds received from the sale of San Jose Apartments.

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

LIQUIDITY AND CAPITAL RESOURCES

The property in which the Partnership has invested, through its investment in Hurbell IV Limited Partnership, receives one or more forms of assistance from the Federal Government.  As a result, the Local Limited Partnership’s ability to transfer funds to the Partnership in the form of cash distributions, loans or advances is generally restricted by these government assistance programs.  The General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

On December 28, 2006, San Jose Apartments Limited Partnership sold its investment property, San Jose Apartments, to an affiliate of the General Partner for a gross sale price of $4,500,000.  A portion of the net proceeds of approximately $3,572,000 was used to repay the mortgage encumbering the property. During the three months ended March 31, 2007, the holder (“AIMCO”) of the San Jose note received payment of approximately $2,508,000 and the Partnership received a distribution of approximately $499,000 from the net sale proceeds. The Local Limited Partnership recognized a gain from the sale of approximately $1,267,000 for the year ended December 31, 2006 and a gain on debt forgiveness of approximately $1,696,000 for the three months ended March 31, 2007.

The Partnership had cash and cash equivalents of approximately $57,000 and $3,000 at March 31, 2007 and 2006, respectively. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 2007, is dependent on distributions from recurring operations received from the remaining Local Limited Partnership and proceeds from the sale or refinancing of the underlying property. The Partnership’s only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During the three months ended March 31, 2006, the General Partner advanced approximately $7,000 to the Partnership to fund operating expenses. There were no advances received from the General Partner during the three months ended March 31, 2007. Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for each of the three months ended March 31, 2007 and 2006. The total amount of outstanding advances and associated accrued interest was repaid during the three months ended March 31, 2007 from proceeds received from the sale of San Jose Apartments.

At March 31, 2007, the Partnership owed the General Partner approximately $4,000 for administrative and reporting services performed. There is no guarantee that the remaining Local Limited Partnership will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather the payment of the unpaid administrative and reporting fees will most likely result from the sale or refinancing of the underlying property of the remaining Local Limited Partnership, rather than through recurring operations. During the three months ended March 31, 2007, the Partnership made a payment of approximately $237,000 from proceeds received from the sale of San Jose Apartments.

During the three months ended March 31, 2007 and 2006, the Partnership made no advances for working capital purposes to either of the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at March 31, 2007.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership’s proportionate share of the excess cash available for distribution from the Local Limited Partnerships.  As a result of the use of the equity method of accounting for the Partnership’s investment in the remaining Local Limited Partnership, the investment carrying value for the remaining Local Limited Partnership has been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. During the three months ended March 31, 2007, the Partnership received approximately $499,000 from proceeds from the sale of San Jose Apartments. No cash distributions were received from the Local Limited Partnerships during the three months ended March 31, 2006. The receipt of distributions in future years is dependent on the operations of the underlying property of the remaining Local Limited Partnership and the sale or refinancing of the underlying property.

During the three months ended March 31, 2007, the Partnership distributed approximately $117,000 to the limited partners (approximately $10.60 per limited partnership interest) from proceeds from the sale of San Jose Apartments. There were no such distributions made to the partners during the three months ended March 31, 2006.

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

RESULTS OF OPERATIONS

At March 31, 2007, the Partnership holds an interest in one Local Limited Partnership, which operates one rental housing property.  The Partnership held an interest in one Local Limited Partnership which sold its investment property during the year ended December 31, 2006, as discussed above. Due to the use of the equity method of accounting as discussed in “Item 1. Financial Statements – Note 2” to the Partnership’s financial statements, to the extent the Partnership still has a carrying basis in a Local Limited Partnership, results of operations will be impacted by the Partnership’s share of the profits or losses of the Local Limited Partnership.  The investment balance in the remaining Local Limited Partnership has been reduced to zero.  As a result, the Partnership’s operations are no longer being affected by its share of this Local Limited Partnership’s operations.

The Partnership realized net income of approximately $487,000 for the three months ended March 31, 2007, compared to net loss of approximately $18,000 for the three months ended March 31, 2006.  Net income (loss) per unit of limited partnership interest was $43.21 and ($1.60) for the three months ended March 31, 2007 and 2006, respectively. The increase in net income is due to the Partnership’s recognition of its allocated share of profits from San Jose Apartments Limited Partnership and a decrease in total expenses. The decrease in total expenses is due to a decrease in administrative and reporting fees to the General Partner.

The Partnership did not recognize approximately $6,000 and $3,000 of its allocated share of losses from Hurbell IV Limited Partnership for the three months ended March 31, 2007 and 2006, respectively, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. The Partnership did not recognize approximately $7,000 of its allocated share of profits from San Jose Apartments Limited Partnership for the three months ended March 31, 2006 as the Local Limited Partnership had cumulative losses. The Partnership recognized its allocated share of profits of approximately $499,000 from San Jose Apartments Limited Partnership, which is equal to distributions received from this Local Limited Partnership during the three months ended March 31, 2007.  As a result of the Partnership’s loss of investment in San Jose Apartments Limited Partnership and cumulative losses from previous years, the Partnership did not recognize its additional allocated share of profits of approximately $1,181,000 from this Local Limited Partnership during the three months ended March 31, 2007.

Off-Balance Sheet Arrangements

The Partnership owns a limited partnership interest in a unconsolidated Local Limited Partnership, in which the Partnership’s ownership percentage is 99%. However, based on the provisions of the relevant partnership agreement, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnership that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnership and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to this unconsolidated Local Limited Partnership is limited to the recorded investment in and receivables from the Local Limited Partnership. See “Note 2 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investment in the unconsolidated Local Limited Partnership.

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

The Partnership holds a variable interest in one Local Limited Partnership; however, the Partnership is not the primary beneficiary. The Local Limited Partnership is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at March 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

By: National Corporation for Housing Partnerships,
its sole general partner

Date: May 14, 2007	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: May 14, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

INDEX OF EXHIBITS

10.1

Amended and Restated Agreement of Sale and Purchase dated September 30, 2006, by and between San Jose Limited Partnership, a Texas limited partnership, and AIMCO Equity Services, Inc., a Virginia corporation with the right to assign its title and interest to San Jose Preservation, L.P., a Texas limited partnership, is incorporated by reference to the Partnership’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

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

Date: May 14, 2007

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

Date: May 14, 2007

/s/ Stephen B. Waters

Stephen B. Waters

Vice President of National Corporation for Housing Partnerships, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Housing Partnership Realty Fund I (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

       /s/David R. Robertson

Name:  David R. Robertson

Date:  May 14, 2007

       /s/Stephen B. Waters

Name:  Stephen B. Waters

Date:  May 14, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.