Form 10KSB
period 2007-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2008-03-31
CIK 731131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Limited Partnership Interests

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.   $2,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No[X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in the limited partnership and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnership in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership's business is to hold a limited partnership interest in one limited partnership ("Local Limited Partnership"), which owns and operates a multi-family rental housing property ("Property") which receives one or more forms of assistance from the Federal Government at December 31, 2007.  The Partnership held an interest in one Local Limited Partnership which sold its investment property during the year ended December 31, 2006.  The Partnership held interests in eight other Local Limited Partnerships, six of which sold their properties and two whose interests were foreclosed upon prior to 2006.

The Partnership acquired an interest in the Local Limited Partnership from the seller who originally developed the Property.  NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnership is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement. See “Item 6. Management’s Discussion and Analysis or Plan of Operation” for information relating to the Partnership’s rights and obligations to make additional contributions or loans to the Local Limited Partnership.

The Partnership's investment objectives are to:

(1)

preserve and protect Partnership capital;

(2)

provide current tax benefits to Limited Partners to the extent permitted by law, including, but not limited to, deductions that Limited Partners may use to offset otherwise taxable income from other sources;

(3)

provide capital appreciation through increase in value of the Partnership's investment, subject to considerations of capital preservation and tax planning; and

(4)

provide potential cash distributions from the sale or refinancings of the Partnership's investment and, on a limited basis, from operations.

The Partnership does not have any employees. Services are performed for the Partnership by the General Partner and agents retained by it.

The following is a schedule of the remaining Property owned by the Local Limited Partnership in which the Partnership is a limited partner:

SCHEDULE OF PROPERTY OWNED BY LOCAL LIMITED PARTNERSHIP

IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND I HAS AN INVESTMENT

			Units
		Financed,	Authorized	Occupancy
		Insured	for Rental	Percentage
		and	Assistance	for the Years Ended
Property Name, Location	Number of	Subsidized	Under	December 31,
and Partnership Name	Units	Under	Section 8 (B)	2007	2006

Talladega Downs	100	(A)	100	97%	100%
Talladega, Alabama
(Hurbell IV Limited
Partnership)

(A)

The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)

Section 8 of Title II of the Housing and Community Development Act of 1974.

Ownership Percentage

The following table details the Partnership's ownership percentage of Hurbell IV Limited Partnership and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on the remaining property for the Local Limited Partnership as of December 31, 2007.

	NHP Realty Fund I	Original Cost
	Percentage	of Ownership	Mortgage	Note Payable and
Partnership	Interest	Interest	Note	Accrued Interest (1)
(in thousands)

Hurbell IV L.P.	99%	$ 372	$ 558	$2,000

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

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD’s rental assistance under Section 8 of the United States Housing Act of 1937 (“Section 8") after the expiration of their original Section 8 contracts.   This legislation affects 100 units, or 100% of the units in which the Partnership had invested at December 31, 2007. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the “1997 Housing Act”).  Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market.  This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels.  The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years.  In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contract expires:

		Subsidized Units	Subsidized Units
		Expiring as a	Expiring as a
	Number of	Percentage of Total	Percentage of
	Units	Subsidized Units	Total Units

2008	100	100%	100%

All of the units (100 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2008. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an “OCAF”) or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an “exception rent” level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program.  For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase.  In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership’s intention to opt out of the program prior to contract termination.

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

The Local Limited Partnership recorded approximately $532,000 of its revenues during 2007 from HUD under the terms of one or more HAP contracts which provide for rental assistance to the Local Limited Partnership on behalf of low-income tenants who meet certain qualifications. The Local Limited Partnership's future intentions and potential future changes in HUD regulations and the appropriations of related funds are uncertain, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnership. The current contract expires on May 31, 2008.

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

Laws Benefiting Disabled Persons

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Limited Partnership’s property, or restrict renovations of the property.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Local Limited Partnership’s property is substantially in compliance with present requirements, the Local Limited Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Environment

Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impart liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and the Partnership’s ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of hazardous or toxic substances at the disposal or treatment facility.  Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership or operation of its property, the Local Limited Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2007.

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

(b)

As of December 31, 2007, there were 924 registered holders of 11,030 limited partnership interests (in addition to 1133 Fifteenth Street Associates - See "Item 7. Financial Statements - Note 2"). In 2007 and 2006, the number of Limited Partnership Units decreased by 10 and 229 units, respectively, due to Limited Partners abandoning his or her units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2007	Unit	2006	Unit

Sale (1)	$ 117	$ 10.60	$ --	$ --

(1) From proceeds from the December 2006 sale of San Jose Apartments.

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

As discussed in Note 3 to the financial statements included in “Item 7. Financial Statements”, Hurbell IV Limited Partnership has a note which was executed by the Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership.  The note is a nonrecourse note secured by both the Partnership's and NHP's interests in the Local Limited Partnership and is subordinated to the mortgage note on the property for as long as the mortgage note is insured by HUD.  Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Local Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the note. The note was due November 9, 1999.  Interest continues to be paid or accrued under the original terms of the agreement.  The noteholder has not exercised its rights under the note, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnership. There can be no assurance as to when, or if, such holder may seek to exercise such rights. Continuation of the Local Limited Partnership's operations in its present form is dependent on its ability to extend the maturity date of its note, or to repay or refinance the note.  The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

On December 28, 2006, San Jose Apartments Limited Partnership sold its investment property, San Jose Apartments, to an affiliate of the General Partner for a gross sale price of $4,500,000.  A portion of the net proceeds of approximately $3,572,000 was used to repay the mortgage encumbering the property. During the year ended December 31, 2007, the holder (“AIMCO”) of the San Jose note received payment of approximately $2,508,000 and the Partnership received a distribution of approximately $499,000 from the net sale proceeds. The Local Limited Partnership recognized a gain from the sale of approximately $1,267,000 for the year ended December 31, 2006 and a gain on debt forgiveness of approximately $1,696,000 for the year ended December 31, 2007.

During the years ended December 31, 2007 and 2006, the Partnership made no advances for working capital purposes to any of the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnership at December 31, 2007.

During the year ended December 31, 2006, the General Partner advanced approximately $70,000 to San Jose Apartments Limited Partnership to fund expenses related to potential sale of the underlying property.  There were no advances made by the General Partner to the Local Limited Partnerships during the year ended December 31, 2007.  At December 31, 2007, the balance owed to the General Partner by the Local Limited Partnership was approximately $48,000, including accrued interest of approximately $19,000. Interest on these advances is charged at a rate equal to the prime interest rate plus 2% or 9.25% at December 31, 2007.  During the year ended December 31, 2007, San Jose Apartments Limited Partnership repaid advances of approximately $70,000 from proceeds from the sale of San Jose Apartments.

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner of approximately $8,000 and $15,000 during the years ended December 31, 2007 and 2006, respectively. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. During the year ended December 31, 2007, San Jose Apartments Limited Partnership paid accrued fees of approximately $48,000 from proceeds from the sale of its property.  No payments were made during the year ended December 31, 2006. The accumulated fees owed to NHP are approximately $89,000 at December 31, 2007.

The Partnership had cash and cash equivalents of approximately $36,000 at December 31, 2007 as compared to cash and cash equivalents of less than $1,000 at December 31, 2006. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 2007, is dependent on distributions from recurring operations received from the remaining Local Limited Partnership and proceeds from the sale or refinancing of the underlying property.  The Partnership’s only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During the year ended December 31, 2006, the General Partner advanced approximately $29,000 to the Partnership to fund operating expenses.  There were no advances received from the General Partner during the year ended December 31, 2007. Interest was charged at the prime rate plus 2% and interest expense was approximately $1,000 and $5,000 for the years ended December 31, 2007 and 2006, respectively. The total amount of outstanding advances and associated accrued interest of approximately $65,000 was repaid during the year ended December 31, 2007 from proceeds received from the sale of San Jose Apartments.

As of December 31, 2007, the Partnership owed the General Partner approximately $8,000 for administrative and reporting services performed. There is no guarantee that Hurbell IV Limited Partnership will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather, the payment of future administrative and reporting fees will most likely result from the sale or refinancing of the underlying property of the Local Limited Partnership, rather than through recurring operations.  During the year ended December 31, 2007, the Partnership made a payment of approximately $237,000 from proceeds received from the sale of San Jose Apartments.

Net cash used in operations for the year ended December 31, 2007 was approximately $289,000, compared to net cash used in operations of approximately $30,000 for the year ended December 31, 2006. The increase in cash used in operations was primarily a result of an increase in the payment of administrative and reporting fees.

Distributions received in excess of investment in the Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in the remaining Local Limited Partnership, the investment carrying value for the remaining Local Limited Partnership has been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. During the year ended December 31, 2007, the Partnership received approximately $499,000 from proceeds from the sale of San Jose Apartments. There were no distributions received from the Local Limited Partnerships during the year ended December 31, 2006. The receipt of distributions in future years is dependent on the operations of the underlying property of the remaining Local Limited Partnership and the sale or refinancing of the underlying property.

During the year ended December 31, 2007, the Partnership distributed approximately $117,000 to the limited partners (approximately $10.60 per limited partnership interest) from proceeds from the sale of San Jose Apartments. There were no distributions made to the partners during the year ended December 31, 2006.

Results of Operations

At December 31, 2007, the Partnership holds an interest in one Local Limited Partnership, which operates one rental housing property.  The Partnership held an interest in one Local Limited Partnership which sold its investment property during the year ended December 31, 2006, as discussed above. Due to the use of the equity method of accounting as discussed in “Note 2 – Summary of Partnership Organization and Significant Accounting Policies” to the financial statements included in “Item 7. Financial Statements”, to the extent the Partnership still has a carrying basis in a Local Limited Partnership, results of operations will be impacted by the Partnership’s share of the profits or losses of the Local Limited Partnership.  The remaining investment balance in the Local Limited Partnership has been reduced to zero.  As a result, the Partnership’s operations are no longer being affected by its share of the Local Limited Partnership’s operations.

The Partnership realized net income of approximately $455,000 for the year ended December 31, 2007, compared to net loss of approximately $81,000 for the year ended December 31, 2006.  Net income (loss) per unit of limited partnership interest was $40.31 and ($7.01) for the years ended December 31, 2007 and 2006, respectively. The increase in net income is due to the Partnership’s recognition of its allocated share of profits from San Jose Apartments Limited Partnership and a decrease in total expenses.  Total expenses decreased primarily as a result of a decrease in administrative and reporting fees to the General Partner as a result of the sale of San Jose Apartments.

The Partnership did not recognize approximately $15,000 of its allocated share of profits and approximately $22,000 of its allocated share of losses from Hurbell IV Limited Partnership for the years ended December 31, 2007 and 2006, respectively, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. The Partnership did not recognize approximately $1,279,000 of its allocated share of profits from San Jose Apartments Limited Partnership for the year ended December 31, 2006 as the Local Limited Partnership had cumulative losses. The Partnership recognized its allocated share of profits of approximately $499,000 from San Jose Apartments Limited Partnership, which is equal to distributions received from this Local Limited Partnership during the year ended December 31, 2007.  As a result of the Partnership’s loss of investment in San Jose Apartments Limited Partnership and cumulative losses from previous years, the Partnership did not recognize its additional allocated share of profits of approximately $1,181,000 from this Local Limited Partnership during the year ended December 31, 2007. As of December 31, 2007, the Partnership has not recognized approximately $1,804,000 of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

Off-Balance Sheet Arrangements

The Partnership owns a limited partnership interest in an unconsolidated Local Limited Partnership, in which the Partnership’s ownership percentage is 99%. However, based on the provisions of the relevant partnership agreement, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnership that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 2 – Summary of Partnership Organization and Significant Accounting Policies” of the financial statements in “Item 7. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnership and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to this unconsolidated Local Limited Partnership is limited to the recorded investment in and receivables from the Local Limited Partnership. See “Note 3 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 7. Financial Statements” for additional information about our investment in the unconsolidated Local Limited Partnership.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (or “FIN 46”), and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

At December 31, 2007, the Partnership holds a variable interest in one Local Limited Partnership; however, the Partnership is not the primary beneficiary. The Local Limited Partnership is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Item 7.

Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2007

Statements of Operations - Years ended December 31, 2007 and 2006

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2007 and 2006

Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Housing Partnership Realty Fund I

We have audited the accompanying balance sheet of National Housing Partnership Realty Fund I (the “Partnership”) as of December 31, 2007, and the related statements of operations, changes in partners'(deficiency)capital, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hurbell IV Limited Partnership (investee of the Partnership) for the years ended December 31, 2007 and 2006.  The financial statements of this investee have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the financial statements relates to amounts included for this investee, it is based solely on their report.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund I at December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the financial statements, the due date of the Local Limited Partnership’s note payable has expired. Continuation of the Partnership’s operations in its present form is dependent on the Local Limited Partnership’s ability to extend the maturity date of the note or to repay or to refinance the note.  These conditions raise substantial doubt about the Local Limited Partnership’s and the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Ernst & Young LLP

Greenville, South Carolina

March 27, 2008

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

BALANCE SHEET

December 31, 2007

(in thousands, except unit data)

ASSETS
Cash and cash equivalents	$ 36
Receivables from limited partners	8
Investments in and advances to Local Limited Partnerships (Note 3)	--
$ 44
LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Administrative and reporting fees payable to
General Partner (Note 4)	$ 8
Other accrued expenses	7
15
Partners' (deficiency) capital
General Partner -- The National Housing Partnership (NHP)	(87)
Original Limited Partner -- 1133 Fifteenth Street
Associates	(92)
Other Limited Partners -- 11,030 investment units	208
29
$ 44

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
Revenues
Interest income	$ 2	$ --
Other income	--	7
Total revenues	2	7

Expenses
Administrative and reporting fees to General
Partner (Note 4)	5	43
Interest expense (Note 4)	1	5
Other operating expenses	40	40
Total expenses	46	88

Loss from Partnership operations	(44)	(81)
Share of profits from Local Limited Partnership (Note 3)	499	--
Net income (loss) (Note 5)	$ 455	$ (81)

Allocation of net income (loss)
General Partner – NHP	$ 5	$ (1)
Original Limited Partner - 1133 Fifteenth Street
Associates	5	(1)
Other Limited Partners	445	(79)
	455	(81)

Net income (loss) per Other Limited Partnership interest	$ 40.31	$ (7.01)

Distribution per Other Limited Partnership interest	$ 10.60	$ --

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except unit data)

	The National	1133
	Housing	Fifteenth	Other
	Partnership	Street	Limited
	(NHP)	Associates	Partners	Total

Partners’ deficit at
December 31, 2005	$ (91)	$ (96)	$ (41)	$ (228)

Net loss for the year ended
December 31, 2006	(1)	(1)	(79)	(81)

Partners’ deficit at
December 31, 2006	(92)	(97)	(120)	(309)

Distribution to partners	--	--	(117)	(117)

Net income for the year ended
December 31, 2007	5	5	445	455

Partners’ (deficiency) capital
at December 31, 2007	$ (87)	$ (92)	$ 208	$ 29

Percentage interest at
December 31, 2007 and 2006	1%	1%	98%	100%
	(A)	(B)	(C)

(A)

General Partner

(B)

Original Limited Partner

(C)

Consists of 11,030 investment units at December 31, 2007 and 11,040 investment units at December 31, 2006.   During 2007 and 2006, 10 and 229 units were abandoned, respectively (see Note 2).

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Interest income received	$ 2	$ --
Miscellaneous receipts	--	7
Administrative and reporting fees paid to General Partner	(237)	--
Interest paid on General Partner loans	(8)	--
Payment of non resident withholding on behalf of limited
partners	(2)	(3)
Operating expenses paid	(44)	(34)
Net cash used in operating activities	(289)	(30)
Cash flows provided by investing activities:
Distribution from Local Limited Partnership	499	--
Cash flows from financing activities:
Advances from General Partner	--	29
Repayment of advances from General Partner	(57)	--
Distribution to partners	(117)	--
Net cash (used in) provided by financing activities	(174)	29

Net increase (decrease) in cash and cash equivalents	36	(1)

Cash and cash equivalents, beginning of year	--	1

Cash and cash equivalents, end of year	$ 36	$ --

Reconciliation of net income (loss) to net cash used in
operating activities:
Net income (loss)	$ 455	$ (81)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Share of profits from Local Limited Partnership	(499)	--
Increase in receivables	(2)	(3)
(Decrease) increase in administrative and reporting
fees payable to General Partner	(232)	43
(Decrease) increase in accrued interest due to
General Partner	(7)	5
(Decrease) increase in accounts payable and accrued
expenses	(4)	6
Total adjustments	(744)	51
Net cash used in operating activities	$ (289)	$ (30)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

NOTES TO FINANCIAL STATEMENTS

1.

GOING CONCERN

The accompanying financial statements have been prepared assuming National Housing Partnership Realty Fund I (the “Partnership” or the “Registrant”) will continue as a going concern. However, Hurbell IV Limited Partnership’s (the “Local Limited Partnership”) note payable is past due (see Note 3). Continuation of the Local Limited Partnership’s operations in its present form is dependent on its ability to extend the maturity date of the note, or to repay or to refinance the note. These conditions raise substantial doubt about the Local Limited Partnership’s and the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2.

SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

The Partnership is a limited partnership organized under the laws of the State of Maryland under the Maryland Revised Uniform Limited Partnership Act on October 21, 1983. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in Local Limited Partnerships, each of which owns and operates an existing rental housing project which is financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development (HUD). On May 25, 1984, inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

The General Partner (as defined below) was authorized to raise capital for the Partnership by offering and selling not more than 20,000 limited partnership interests at a price of $1,000 per interest. During 1984, the sale of interests was closed after the sale of 11,519 interests to limited partners.

During 1984, the Partnership acquired limited partnership interests of 99% in nine Local Limited Partnerships and 98% in one Local Limited Partnership. Each Local Limited Partnership was organized to acquire and operate an existing rental housing project. During the year ended December 31, 2006, one Local Limited Partnership, San Jose Apartments Limited Partnership, sold its investment property (as discussed in Note 3). The Partnership continues to own a 99% interest in one Local Limited Partnership.

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

Significant Accounting Policies

The financial statements of the Partnership are prepared on the accrual basis of accounting. Direct costs of acquisition, including acquisition fees and reimbursable acquisition expenses paid to the General Partner, have been capitalized as an investment in the Local Limited Partnership. Other fees and expenditures of the Partnership are recognized as expenses in the period the related services are performed.

The Partnership’s investment in the Local Limited Partnership is accounted for using the equity method and thus is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses and distributions (see Note 3). An investment account is maintained for the limited partnership investment and losses are not recognized once an investment account has decreased to zero. Cash distributions are limited by the Regulatory Agreement between the Local Limited Partnership and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements. Distributions received from the Local Limited Partnership in which the Partnership’s investment account has decreased to zero are recorded as revenue in the year they are received. Advances to the Local Limited Partnership are included with the investment in the Local Limited Partnership to the extent that the advances are not temporary advances of working capital.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, “Disclosures About Fair Value of Financial Instruments”, as amended by SFAS No. 119, “Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments”, requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. The Partnership believes that the carrying value of other assets and liabilities reported on the balance sheet that require such disclosure approximates fair value.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Abandonment of limited partnership units

During the years ended December 31, 2007 and 2006, the number of Limited Partnership Units decreased by 10 and 229 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year.  The income (loss) per Other Limited Partnership interest and Distribution per Other Limited Partnership interest on the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.  The number of units outstanding was 11,040 and 11,269 at January 1, 2007 and 2006, respectively.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46., “Consolidation of Variable Interest Entities” (or “FIN 46”), and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

At December 31, 2007, the Partnership holds a variable interest in one Local Limited Partnership; however, the Partnership is not the primary beneficiary. The Local Limited Partnership is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee. In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

3.

INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 99% limited partnership interest in one Local Limited Partnership: Hurbell IV Limited Partnership.  The Partnership previously owned a 99% limited partnership interest in San Jose Apartments Limited Partnership which was sold during the year ended December 31, 2006.

On December 28, 2006, San Jose Apartments Limited Partnership sold its investment property, San Jose Apartments, to an affiliate of the General Partner for a gross sale price of $4,500,000.  A portion of the net proceeds of approximately $3,572,000 was used to repay the mortgage encumbering the property. During the year ended December 31, 2007, the holder (“AIMCO”) of the San Jose note received payment of approximately $2,508,000 and the Partnership received a distribution of approximately $499,000 from the net sale proceeds. The Local Limited Partnership recognized a gain from the sale of approximately $1,267,000 for the year ended December 31, 2006 and a gain on debt forgiveness of approximately $1,696,000 for the year ended December 31, 2007.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus, the investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership's share of the Local Limited Partnership’s losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero.  As of December 31, 2007, the investment in the remaining Local Limited Partnership had been reduced to zero.

The Partnership did not recognize approximately $15,000 of its allocated share of profits and approximately $22,000 of its allocated share of losses from Hurbell IV Limited Partnership for the years ended December 31, 2007 and 2006, respectively, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. The Partnership did not recognize approximately $1,279,000 of its allocated share of profits from San Jose Apartments Limited Partnership for the year ended December 31, 2006 as the Local Limited Partnership had cumulative losses. The Partnership recognized its allocated share of profits of approximately $499,000 from San Jose Apartments Limited Partnership, which is equal to distributions received from this Local Limited Partnership during the year ended December 31, 2007.  As a result of the Partnership’s loss of investment in San Jose Apartments Limited Partnership and cumulative losses from previous years, the Partnership did not recognize its additional allocated share of profits of approximately $1,181,000 from this Local Limited Partnership during the year ended December 31, 2007. As of December 31, 2007, the Partnership has not recognized approximately $1,804,000 of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnership are considered part of the Partnership’s investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the remaining Local Limited Partnership, the aggregate balance of investment in and advances to Local Limited Partnership, for this Local Limited Partnership, has been reduced to zero at December 31, 2007. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnership. These advances are payable to the Partnership. Interest is calculated at the prime rate plus 2% (9.25% at December 31, 2007). Payment of principal and interest is contingent upon the Local Limited Partnership having available surplus cash, as defined by HUD regulations, from operations or from refinancing or sale of the Local Limited Partnership’s underlying property.

During the years ended December 31, 2007 and 2006, the Partnership made no advances to the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnerships at December 31, 2007.

A summary of the unaudited balance sheet of the aforementioned Local Limited Partnership as of December 31, 2007, and the unaudited results of operations for each of the two years in the period ended December 31, 2007, are as follows (2006 amounts exclude the operations of San Jose Apartments Limited Partnership, which sold its investment property during 2006):

CONDENSED BALANCE SHEET
OF THE LOCAL LIMITED PARTNERSHIP
(in thousands)
December 31, 2007
(Unaudited)
Assets:
Land	$ 101
Buildings and improvements, net of accumulated
depreciation of approximately $465	408
Other assets	337
$ 846
Liabilities and Partners' Deficit:
Liabilities:
Mortgage note payable	$ 558
Note payable	648
Accrued interest on note payable	1,352
Other liabilities	158
2,716
Partners' Deficit:
National Housing Partnership Realty Fund I	(1,802)
Other partners	(68)
(1,870)
$ 846

CONDENSED STATEMENTS OF OPERATIONS
OF THE LOCAL LIMITED PARTNERSHIP
(in thousands)
	Years Ended December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues:
Rental income	$ 558	$ 544
Other income	28	22

Total revenues	586	566

Expenses:
Operating expenses	478	495
Financial expenses	7	7
Interest on note payable	58	59
Depreciation	28	27

Total expenses	571	588

Income (loss) from continuing operations	$ 15	$ (22)

The financial statements of Hurbell IV Limited Partnership are prepared on the accrual basis of accounting. The Local Limited Partnership was formed during 1984 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 of the National Housing Act. During the years ended December 31, 2007 and 2006 the project received a total of approximately $532,000 and $505,000, respectively of rental assistance from HUD.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD’s rental assistance under Section 8 of the United States Housing Act of 1937 (“Section 8") after the expiration of their original Section 8 contracts.  This legislation affects 100 units, or 100% of the units in which the Partnership has invested at December 31, 2007.  On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the “1997 Housing Act”).  Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market.  This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels.  The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month’s work, and making sufficient monthly reserve deposits to ensure work required in succeeding years.  In 1999, Congress enacted legislation (the “1999 Housing Act”) that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contract expires:

		Subsidized Units	Subsidized Units
		Expiring as a	Expiring as a
	Number of	Percentage of Total	Percentage of
	Units	Subsidized Units	Total Units

2008	100	100%	100%

All of the units (100 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2008. The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an “OCAF”) or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an “exception rent” level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program.  For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase.  In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership’s intention to opt out of the program prior to contract termination.

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

The Local Limited Partnership recorded approximately $532,000 of its revenues during 2007 from HUD under the terms of one or more HAP contracts which provide for rental assistance to the Local Limited Partnership on behalf of low-income tenants who meet certain qualifications. The Local Limited Partnership's future intentions and potential future changes in HUD regulations and the appropriations of related funds are uncertain, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnership. The current contract expires on May 31, 2008.

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

The note matured as follows:

Local Partnership	Due Date	Note Amount	Accrued Interest
(in thousands)
Hurbell IV Limited Partnership	11/9/99	$ 648	$ 1,352

4.

TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $5,000 and $43,000 for the years ended December 31, 2007 and 2006, respectively.  During the year ended December 31, 2007, the Partnership paid accrued administrative and reporting fees of approximately $237,000 from proceeds received from the sale of San Jose Apartments.  As of December 31, 2007, the Partnership owed approximately $8,000 to the General Partner for accrued administrative and reporting fees.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of the underlying property of the remaining Local Limited Partnership.

During the year ended December 31, 2006, the General Partner advanced approximately $29,000 to the Partnership to fund operating expenses.  There were no advances received from the General Partner during the year ended December 31, 2007.  Interest was charged at the prime rate plus 2% and interest expense was approximately $1,000 and $5,000 for the years ended December 31, 2007 and 2006, respectively. The total amount of outstanding advances and associated accrued interest of approximately $65,000 was repaid during the year ended December 31, 2007 from proceeds received from the sale of San Jose Apartments.

During the year ended December 31, 2006, the General Partner advanced approximately $70,000 to San Jose Apartments Limited Partnership to fund expenses related to potential sale of the underlying property.  There were no advances made by the General Partner to the Local Limited Partnership during the year ended December 31, 2007.  At December 31, 2007, the balance owed to the General Partner by the Local Limited Partnership was approximately $48,000, including accrued interest of approximately $19,000. Interest on these advances is charged at a rate equal to the prime interest rate plus 2% or 9.25% at December 31, 2007.  During the year ended December 31, 2007, San Jose Apartments Limited Partnership repaid advances of approximately $70,000 from proceeds from the sale of San Jose Apartments.

The Local Limited Partnership accrued annual partnership administration fees payable to the General Partner of approximately $8,000 and $15,000 during the years ended December 31, 2007 and 2006, respectively.  Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. During the year ended December 31, 2007, San Jose Apartments Limited Partnership paid accrued fees of approximately $48,000 from proceeds from the sale of its property. No payments were made during the year ended December 31, 2006. The accumulated fees owed to NHP are approximately $89,000 at December 31, 2007.

An affiliate of the General Partner, NHP Management Company (“NHPMC”) was the project management agent for the project operated by San Jose Apartments Limited Partnership for the year ended December 31, 2006. NHPMC and other affiliates of NCHP earned approximately $115,000 from San Jose Apartments Limited Partnership for management fees provided to San Jose Apartments Limited Partnership during the year ended December 31, 2006.  During the year ended December 31, 2006, one Local Limited Partnership operated by an affiliate of the General Partner was charged construction management services provided by AIMCO and its affiliates. This reimbursement is payable from surplus cash.  This reimbursement of approximately $6,000 for the year ended December 31, 2006 was capitalized as part of fixed assets for the respective Local Limited Partnership.

Personnel working at the project site of San Jose Apartments Limited Partnership, which was managed by NHPMC, were employees of NHPMC. The project reimbursed NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the year ended December 31, 2006 were approximately $180,000. Additionally, approximately $15,000 was paid to an affiliate for accounting services for the year ended December 31, 2006.

During the year ended December 31, 2006, the General Partner was entitled to reimbursement of accountable administrative expenses, including interest, of approximately $60,000 from San Jose Apartments Limited Partnership.

San Jose Apartments Limited Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. San Jose Apartments Limited Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2006, San Jose Apartments Limited Partnership was charged by AIMCO and its affiliates approximately $46,000 for insurance coverage and fees associated with policy claims administration.

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

A reconciliation follows:

	Years Ended December 31,
	2007	2006
	(in thousands)
Net income (loss) per financial statements	$ 455	$ (81)
Other	(197)	48
Gain/loss on sale	(1,579)	--
Partnership's share of local limited
partnership’s income	105	1,426
(Loss) income per tax return	$(1,216)	$1,393

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets and liabilities:

December 31, 2007
(in thousands)
Net assets as reported	$ 29
Add (deduct):
Investment in Partnerships	(1,524)
Other	252
Net liabilities – Federal tax basis	$(1,243)

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

8.

REAL ESTATE AND ACCUMULATED DEPRECIATION OF THE LOCAL LIMITED PARTNERSHIP IN WHICH NHP REALTY FUND I HAS INVESTED

		Initial Cost		Net Cost
		To Partnership		Capitalized
		(in thousands)		(Removed)
Subsequent
to Acquisition
(in thousands)
Buildings
and Related
			Personal		Carrying Cost
Description	Encumbrances	Land	Property	Improvements	Adjustments

Hurbell IV	(1)	$ 100	$ 2,159	$ 175	$ (1,460)
Limited Partnership

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)

		Buildings
		And
		Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total(2) (3)	Depreciation (3)	Construction	Acquired	Life

Hurbell IV
Limited Partnership	$101	$873	$ 974	$ 465	1974	11/84	5-30 yrs

(1)

 Schedule of Encumbrances

		Note
		Payable and
	Mortgage	Accrued
Partnership Name	Note	Interest	Total
		(in thousands)
Hurbell IV Limited Partnership	$ 558	$ 2,000	$2,558

(2)

The unaudited aggregate cost of land for Federal income tax purposes is approximately $100,000 and the unaudited aggregate costs of buildings and improvements for Federal income tax purposes is approximately $2,336,000. The unaudited total of the above-mentioned items is approximately $2,301,000.

(3)

 Reconciliation of real estate

	Years Ended December 31,
	2007	2006
	(in thousands)
Balance at beginning of year	$ 968	$ 8,546
Improvements	6	175
Disposal of rental property	--	(7,753)
Balance at end of year	$ 974	$ 968

Reconciliation of accumulated depreciation

	Years Ended December 31,
	2007	2006
	(in thousands)
Balance at beginning of year	$ 437	$ 4,692
Depreciation expense	28	342
Disposal of rental property	--	(4,597)
Balance at end of year	$ 465	$ 437

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner, has announced his resignation.  Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust (“Prentiss”), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

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

The names, ages, business experience and involvement in legal proceedings of the directors and officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership (the “General Partner”), and certain of its affiliates, are as follows:

Directors of NCHP

Two individuals comprise the Board of Directors of NCHP.

Jeffrey W. Adler	45	Director and Executive Vice President
David R. Robertson	42	Director, President and Chief Executive
		Officer

Jeffrey W. Adler has been a Director and an Executive Vice President of the General Partner since February 2004.  Mr. Adler was appointed Executive Vice President and Chief Property Operations Officer of AIMCO in December 2007, focusing on customer knowledge, branding, internet, process and automation.  Previously, he served as Executive Vice President – Conventional Property Operations of AIMCO from February 2004 until December 2007.  Mr. Adler joined AIMCO in January 2002 as Senior Vice President of Risk Management and added the responsibility of Senior Vice President, Marketing in November 2002.

David R. Robertson has been President, Chief Executive Officer and a Director of the General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activity. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Officers

The current officers of NCHP and a description of their principal occupations in recent years are listed below.

Martha L. Long	48	Senior Vice President
Harry G. Alcock	45	Executive Vice President
Lisa R. Cohn	39	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt;
		Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief
		Financial Officer
Lance J. Graber	46	Executive Vice President
Scott W. Fordham	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	46	Vice President
Jeffrey Adler		See “Directors of NCHP”.
David R. Robertson		See “Directors of NCHP”

Martha L. Long has been a Senior Vice President of the General Partner since February 2004.  Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President – Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the General Partner.

There is no family relationship between any of the foregoing directors and officers.

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

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

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership units as of December 31, 2007.

Name of Beneficial Owner	Number of Units	% of Class

AIMCO Properties, L.P.	1,332.50	12.08%
(an affiliate of the General Partner)

The business address of AIMCO Properties, L.P. is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Item 12.    Certain Relationships and Related Transactions, and Director Independence

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $5,000 and $43,000 for the years ended December 31, 2007 and 2006, respectively.  During the year ended December 31, 2007, the Partnership paid accrued administrative and reporting fees of approximately $237,000 from proceeds received from the sale of San Jose Apartments.  As of December 31, 2007, the Partnership owed approximately $8,000 to the General Partner for accrued administrative and reporting fees.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of the underlying property of the remaining Local Limited Partnership.

During the year ended December 31, 2006, the General Partner advanced approximately $29,000 to the Partnership to fund operating expenses.  There were no advances received from the General Partner during the year ended December 31, 2007.  Interest was charged at the prime rate plus 2% and interest expense was approximately $1,000 and $5,000 for the years ended December 31, 2007 and 2006, respectively. The total amount of outstanding advances and associated accrued interest of approximately $65,000 was repaid during the year ended December 31, 2007 from proceeds received from the sale of San Jose Apartments.

During the year ended December 31, 2006, the General Partner advanced approximately $70,000 to San Jose Apartments Limited Partnership to fund expenses related to potential sale of the underlying property.  There were no advances made by the General Partner to the Local Limited Partnership during the year ended December 31, 2007.  At December 31, 2007, the balance owed to the General Partner by the Local Limited Partnership was approximately $48,000, including accrued interest of approximately $19,000. Interest on these advances is charged at a rate equal to the prime interest rate plus 2% or 9.25% at December 31, 2007.  During the year ended December 31, 2007, San Jose Apartments Limited Partnership repaid advances of approximately $70,000 from proceeds from the sale of San Jose Apartments.

The Local Limited Partnership accrued annual partnership administration fees payable to the General Partner of approximately $8,000 and $15,000 during the years ended December 31, 2007 and 2006, respectively. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. During the year ended December 31, 2007, San Jose Apartments Limited Partnership paid accrued fees of approximately $48,000 from proceeds from the sale of its property.  No payments were made during the year ended December 31, 2006. The accumulated fees owed to NHP are approximately $89,000 at December 31, 2007.

An affiliate of the General Partner, NHP Management Company (“NHPMC”) was the project management agent for the project operated by San Jose Apartments Limited Partnership for the year ended December 31, 2006. NHPMC and other affiliates of NCHP earned approximately $115,000 from San Jose Apartments Limited Partnership for management fees provided to San Jose Apartments Limited Partnership during the year ended December 31, 2006.  During the year ended December 31, 2006, one Local Limited Partnership operated by an affiliate of the General Partner was charged construction management services provided by AIMCO and its affiliates. This reimbursement is payable from surplus cash.  This reimbursement of approximately $6,000 for the year ended December 31, 2006 was capitalized as part of fixed assets for the respective Local Limited Partnership.

Personnel working at the project site of San Jose Apartments Limited Partnership, which was managed by NHPMC, were employees of NHPMC. The project reimbursed NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the year ended December 31, 2006 were approximately $180,000. Additionally, approximately $15,000 was paid to an affiliate for accounting services for the year ended December 31, 2006.

During the year ended December 31, 2006, the General Partner was entitled to reimbursement of accountable administrative expenses, including interest, of approximately $60,000 from San Jose Apartments Limited Partnership.

San Jose Apartments Limited Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. San Jose Apartments Limited Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2006, San Jose Apartments Limited Partnership was charged by AIMCO and its affiliates approximately $46,000 for insurance coverage and fees associated with policy claims administration.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $25,000 and $31,000 for 2007 and 2006, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $5,000 for each of the years 2007 and 2006.

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

32.2

Independent Auditors Report for Hurbell IV Limited Partnership – year ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Housing Partnership Realty Fund I

By: The National Housing Partnership,
its sole general partner

National Corporation for Housing
Partnerships,
its sole general partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Jeffrey W. Adler	Director and Executive	Date: March 31, 2008
Jeffrey W. Adler	Vice President

/s/David R. Robertson	Director and President	Date: March 31, 2008
David R. Robertson

/s/Martha L. Long	Senior Vice President	Date: March 31, 2008
Martha L. Long

/s/Stephen B. Waters	Vice President	Date: March 31, 2008
Stephen B. Waters