Form 10-Q
period 2008-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2008-05-12
CIK 731131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No _X_

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Balance Sheets

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
ASSETS
Cash and cash equivalents	$ 28	$ 36
Receivables from limited partners	8	8
Investments in and advances to Local Limited
Partnerships (Note 3)	--	--
	$ 36	$ 44

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Administrative and reporting fees payable to
General Partner (Note 4)	$ 9	$ 8
Other accrued expenses	8	7
	17	15

Partners' (deficiency) capital
General Partner -- The National Housing
Partnership (NHP)	(87)	(87)
Original Limited Partner –- 1133 Fifteenth
Street Associates	(92)	(92)
Other Limited Partners -- 11,030 investment
units	198	208
	19	29
	$ 36	$ 44

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Operations

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007

Revenues
	$ --	$ --
Expenses
Administrative and reporting fees
to General Partner (Note 4)	1	1
Interest expense (Note 4)	--	1
Other operating expenses	9	10
Total expenses	10	12

Loss from Partnership operations	(10)	(12)
Share of profits from Local Limited Partnership
(Note 3)	--	499
Net (loss) income	$ (10)	$ 487

Allocation of net (loss) income
General Partner - NHP	$ --	$ 5
Original Limited Partner – 1133 Fifteenth Street
Associates	--	5
Other Limited Partners	(10)	477
	$ (10)	$ 487

Net (loss) income per Other Limited Partnership
interest (Note 2)	$ (0.91)	$ 43.21
Distribution per Other Limited Partnership interest	$ --	$ 10.60

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statement of Changes in Partners' (Deficiency) Capital

(Unaudited)

(in thousands, except unit data)

	The National	1133
	Housing	Fifteenth	Other
	Partnership	Street	Limited
	(NHP)	Associates	Partners	Total

Partners’ (deficiency) capital
at December 31, 2007	$ (87)	$ (92)	$ 208	$ 29

Net loss for the three
months ended March 31, 2008	--	--	(10)	(10)

Partners’ (deficiency) capital
at March 31, 2008	$ (87)	$ (92)	$ 198	$ 19

Percentage interest at
March 31, 2008	1%	1%	98%	100%
	(A)	(B)	(C)

(A)

General Partner

(B)

Original Limited Partner

(C)

Consists of 11,030 investment units.

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Administrative and reporting fees paid to General Partner	$ --	$ (237)
Interest paid on General Partner loans	--	(8)
Payment of non resident withholding on behalf of limited
partners	--	(2)
Operating expenses paid	(8)	(21)
Net cash used in operating activities	(8)	(268)
Cash flows provided by investing activities:
Distribution from Local Limited Partnership	--	499
Cash flows from financing activities:
Repayment of advances from General Partner	--	(57)
Distribution to partners	--	(117)
Net cash used in financing activities	--	(174)

Net (decrease) increase in cash and cash equivalents	(8)	57

Cash and cash equivalents, beginning of period	36	--

Cash and cash equivalents, end of period	$ 28	$ 57

Reconciliation of net (loss) income to net cash used in
operating activities:
Net (loss) income	$ (10)	$ 487
Adjustments to reconcile net (loss) income to net
cash used in operating activities:
Share of profits from Local Limited Partnership	--	(499)
Increase in receivables	--	(2)
Increase (decrease) in administrative and reporting
fees payable to General Partner	1	(236)
Decrease in accrued interest due to General Partner	--	(7)
Increase (decrease) in accounts payable and accrued expenses	1	(11)
Total adjustments	2	(755)
Net cash used in operating activities	$ (8)	$ (268)

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.  All such adjustments are of a normal and recurring nature. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2007.

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

Net (Loss) Income Per Other Limited Partnership Interest

Net (loss) income per Other Limited Partnership interest on the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.  The number of units outstanding was 11,030 and 11,040 at January 1, 2008 and 2007, respectively.

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

At March 31, 2008 and December 31, 2007, the Partnership holds a variable interest in one Local Limited Partnership; however, the Partnership is not the primary beneficiary. The Local Limited Partnership is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at March 31, 2008 and December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

(3)

INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 99% limited partnership interest in one Local Limited Partnership: Hurbell IV Limited Partnership. The Partnership previously owned a 99% limited partnership interest in San Jose Apartments Limited Partnership which was sold prior to January 1, 2007.

On December 28, 2006, San Jose Apartments Limited Partnership sold its investment property, San Jose Apartments, to an affiliate of the General Partner for a gross sale price of $4,500,000.  A portion of the net proceeds of approximately $3,572,000 was used to repay the mortgage encumbering the property. During the three months ended March 31, 2007, the holder (“AIMCO”) of the San Jose note received payment of approximately $2,508,000 and the Partnership received a distribution of approximately $499,000 from the net sale proceeds. The Local Limited Partnership recognized a gain from the sale of approximately $1,267,000 in 2006 and a gain on debt forgiveness of approximately $1,696,000 for the three months ended March 31, 2007.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus, the investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership's share of the Local Limited Partnership’s losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero.  As of March 31, 2008 and December 31, 2007, the investment in the remaining Local Limited Partnership had been reduced to zero.

The Partnership did not recognize approximately $4,000 of its allocated share of profits and approximately $6,000 of its allocated share of losses from Hurbell IV Limited Partnership for the three months ended March 31, 2008 and 2007, respectively, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. The Partnership recognized its allocated share of profits of approximately $499,000 from San Jose Apartments Limited Partnership, which is equal to distributions received from this Local Limited Partnership during the three months ended March 31, 2007.  As a result of the Partnership’s loss of investment in San Jose Apartments Limited Partnership and cumulative losses from previous years, the Partnership did not recognize its additional allocated share of profits of approximately $1,181,000 from this Local Limited Partnership during the three months ended March 31, 2007. As of March 31, 2008 and December 31, 2007, the Partnership has not recognized approximately $1,800,000 and $1,804,000, respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

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

Advances made by the Partnership to the individual Local Limited Partnership are considered part of the Partnership's investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnership.  As discussed above, due to the cumulative losses incurred by the remaining Local Limited Partnership, the aggregate balance of investment in and advances to this Local Limited Partnership has been reduced to zero at March 31, 2008.  During the three months ended March 31, 2008 and 2007, the Partnership made no advances to the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnerships at March 31, 2008 and December 31, 2007.

The following are condensed statements of operations for the three months ended March 31, 2008 and 2007, respectively, of the Local Limited Partnership in which the Partnership has invested.

The statements are compiled from financial statements of the Local Limited Partnership, prepared on the accrual basis of accounting, as supplied by the management agent of the project, and are unaudited.

CONDENSED STATEMENTS OF OPERATIONS
	Three Months Ended
	March 31,
	2008	2007

	(in thousands)
Revenues:
Rental income	$ 140	$ 136
Other income	7	5
Total revenues	147	141
Expenses:
Operating expenses	120	124
Financial expenses	1	1
Interest on note payable	15	15
Depreciation	7	7
Total expenses	143	147
Income (loss) from continuing operations	$ 4	$ (6)
National Housing Partnership Realty Fund I
share of income (loss) from continuing
operations	$ 4	$ (6)

(4) TRANSACTIONS WITH THE GENERAL PARTNER

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $1,000 for each of the three months ended March 31, 2008 and 2007.  During the three months ended March 31, 2007, the Partnership paid accrued administrative and reporting fees of approximately $237,000 from proceeds received from the sale of San Jose Apartments.  There were no such payments made during the three months ended March 31, 2008. As of March 31, 2008 and December 31, 2007, the Partnership owed approximately $9,000 and $8,000, respectively to the General Partner for accrued administrative and reporting fees.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of the underlying property of the remaining Local Limited Partnership.

Prior to 2007, the General Partner advanced approximately $29,000 to the Partnership to fund operating expenses. There were no advances received from the General Partner during the three months ended March 31, 2008 or 2007. Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the three months ended March 31, 2007. The total amount of outstanding advances and associated accrued interest was repaid during the three months ended March 31, 2007 from proceeds received from the sale of San Jose Apartments.

(5) CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation involving it or the underlying investment property of the Local Limited Partnership in which the Partnership invests that are not of a routine nature arising in the ordinary course of business.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On December 28, 2006, San Jose Apartments Limited Partnership sold its investment property, San Jose Apartments, to an affiliate of the General Partner for a gross sale price of $4,500,000.  A portion of the net proceeds of approximately $3,572,000 was used to repay the mortgage encumbering the property. During the three months ended March 31, 2007, the holder (“AIMCO”) of the San Jose note received payment of approximately $2,508,000 and the Partnership received a distribution of approximately $499,000 from the net sale proceeds. The Local Limited Partnership recognized a gain from the sale of approximately $1,267,000 in 2006 and a gain on debt forgiveness of approximately $1,696,000 for the three months ended March 31, 2007.

The Partnership had cash and cash equivalents of approximately $28,000 and $57,000 at March 31, 2008 and 2007, respectively. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 2008, is dependent on distributions from recurring operations received from the remaining Local Limited Partnership and proceeds from the sale or refinancing of the underlying property. The Partnership’s only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

Prior to 2007, the General Partner advanced approximately $29,000 to the Partnership to fund operating expenses. There were no advances received from the General Partner during the three months ended March 31, 2008 or 2007.  Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the three months ended March 31, 2007. The total amount of outstanding advances and associated accrued interest was repaid during the three months ended March 31, 2007 from proceeds received from the sale of San Jose Apartments.

At March 31, 2008, the Partnership owed the General Partner approximately $9,000 for administrative and reporting services performed. There is no guarantee that Hurbell IV Limited Partnership will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather the payment of future administrative and reporting fees will most likely result from the sale or refinancing of the underlying property of the Local Limited Partnership, rather than through recurring operations. During the three months ended March 31, 2007, the Partnership made a payment of approximately $237,000 from proceeds received from the sale of San Jose Apartments.

Net cash used in operations for the three months ended March 31, 2008 was approximately $8,000, compared to net cash used in operations of approximately $268,000 for the three months ended March 31, 2007.  The decrease in cash used in operations was a result of the payment of administrative and reporting fees in 2007 (as discussed above).

During the three months ended March 31, 2008 and 2007, the Partnership made no advances for working capital purposes to either of the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at March 31, 2008.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership’s proportionate share of the excess cash available for distribution from the Local Limited Partnerships.  As a result of the use of the equity method of accounting for the Partnership’s investment in the Local Limited Partnership, the investment carrying value for the Local Limited Partnership has been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. During the three months ended March 31, 2007, the Partnership received approximately $499,000 from proceeds from the sale of San Jose Apartments. There were no distributions received from the Local Limited Partnerships during the three months ended March 31, 2008. The receipt of distributions in future years is dependent on the operations of the underlying property of the remaining Local Limited Partnership and the sale or refinancing of the underlying property.

During the three months ended March 31, 2007, the Partnership distributed approximately $117,000 to the limited partners (approximately $10.60 per limited partnership interest) from proceeds from the sale of San Jose Apartments. There were no such distributions made to the partners during the three months ended March 31, 2008.

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

RESULTS OF OPERATIONS

At March 31, 2008 and December 31, 2007, the Partnership holds an interest in one Local Limited Partnership, which operates one rental housing property.  The Partnership held an interest in one Local Limited Partnership which sold its investment property prior to 2007, as discussed above. Due to the use of the equity method of accounting as discussed in “Item 1. Financial Statements – Note 3” to the Partnership’s financial statements, to the extent the Partnership still has a carrying basis in a Local Limited Partnership, results of operations will be impacted by the Partnership’s share of the profits or losses of the Local Limited Partnership.  The investment balance in the remaining Local Limited Partnership has been reduced to zero.  As a result, the Partnership’s operations are no longer being affected by its share of this Local Limited Partnership’s operations.

The Partnership realized net loss of approximately $10,000 for the three months ended March 31, 2008, compared to net income of approximately $487,000 for the three months ended March 31, 2007.  Net (loss) income per unit of limited partnership interest was ($0.91) and $43.21 for the three months ended March 31, 2008 and 2007, respectively. The decrease in net income is due to the Partnership’s recognition of its allocated share of profits from San Jose Apartments Limited Partnership during the three months ended March 31, 2007, partially offset by a decrease in total expenses.

The Partnership did not recognize approximately $4,000 of its allocated share of profits and approximately $6,000 of its allocated share of losses from Hurbell IV Limited Partnership for the three months ended March 31, 2008 and 2007, respectively, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. The Partnership recognized its allocated share of profits of approximately $499,000 from San Jose Apartments Limited Partnership, which is equal to distributions received from this Local Limited Partnership during the three months ended March 31, 2007.  As a result of the Partnership’s loss of investment in San Jose Apartments Limited Partnership and cumulative losses from previous years, the Partnership did not recognize its additional allocated share of profits of approximately $1,181,000 from this Local Limited Partnership during the three months ended March 31, 2007. As of March 31, 2008 and December 31, 2007, the Partnership has not recognized approximately $1,800,000 and $1,804,000, respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

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

At March 31, 2008 and December 31, 2007, the Partnership holds a variable interest in one Local Limited Partnership; however, the Partnership is not the primary beneficiary. The Local Limited Partnership is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at March 31, 2008 and December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Item 4.

Controls and Procedures.

a)

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

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.

Other Information.

None.

Item 6.

Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

By: The National Housing Partnership,
its sole general partner

By: National Corporation for Housing Partnerships,
its sole general partner

Date: May 9, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 9, 2008	By: /s/Stephen B. Waters
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