Form 10-Q
period 2008-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2008-08-12
CIK 731131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Balance Sheets

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
ASSETS
Cash and cash equivalents	$ 17	$ 36
Receivables from limited partners	8	8
Investments in and advances to Local Limited
Partnerships (Note 3)	--	--
	$ 25	$ 44

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Administrative and reporting fees payable to
General Partner (Note 4)	$ 11	$ 8
Other accrued expenses	8	7
	19	15

Partners' (deficiency) capital
General Partner -- The National Housing
Partnership (NHP)	(87)	(87)
Original Limited Partner –- 1133 Fifteenth
Street Associates	(92)	(92)
Other Limited Partners -- 11,030 investment
units	185	208
	6	29
	$ 25	$ 44

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Operations

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2007	2008	2007

Revenues	$ --	$ 1	$ --	$ 1

Expenses:
Administrative and reporting fees to
General Partner (Note 4)	2	2	3	3
Interest expense (Note 4)	--	--	--	1
Other operating expenses	11	11	20	21
Total expenses	13	13	23	25

Loss from Partnership operations	(13)	(12)	(23)	(24)
Share of profits from Local Limited
Partnership (Note 3)	--	--	--	499
Net (loss) income	$ (13)	$ (12)	$ (23)	$ 475

Allocation of net (loss) income:
General Partner - NHP	$ --	$ --	$ --	$ 5
Original Limited Partner - 1133
Fifteenth Street Associates	--	--	--	5
Other Limited Partners	(13)	(12)	(23)	465
	$ (13)	$ (12)	$ (23)	$ 475

Net (loss) income per Other Limited
Partnership interest (Note 2)	$ (1.18)	$ (1.09)	$ (2.09)	$ 42.12

Distribution per Other Limited
Partnership interest (Note 2)	$ --	$ --	$ --	$ 10.60

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statement of Changes in Partners' (Deficiency) Capital

(Unaudited)

(in thousands, except unit data)

	The National	1133
	Housing	Fifteenth	Other
	Partnership	Street	Limited
	(NHP)	Associates	Partners	Total

Partners’ (deficiency) capital
at December 31, 2007	$ (87)	$ (92)	$ 208	$ 29

Net loss for the six months
ended June 30, 2008	--	--	(23)	(23)

Partners’ (deficiency)
capital at June 30, 2008	$ (87)	$ (92)	$ 185	$ 6

Percentage interest at
June 30, 2008	1%	1%	98%	100%
	(A)	(B)	(C)

(A)

General Partner

(B)

Original Limited Partner

(C)

Consists of 11,030 investment units.

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Interest income received	$ --	$ 1
Administrative and reporting fees paid to General Partner	--	(237)
Interest paid on General Partner loans	--	(8)
Payment of non resident withholding on behalf of limited
partners	--	(2)
Operating expenses paid	(19)	(28)
Net cash used in operating activities	(19)	(274)
Cash flows provided by investing activities:
Distribution from Local Limited Partnership	--	499
Cash flows from financing activities:
Repayment of advances from General Partner	--	(57)
Distribution to partners	--	(117)
Net cash used in financing activities	--	(174)

Net (decrease) increase in cash and cash equivalents	(19)	51

Cash and cash equivalents, beginning of period	36	--

Cash and cash equivalents, end of period	$ 17	$ 51

Reconciliation of net (loss)income to net cash used in
operating activities:
Net (loss) income	$ (23)	$ 475
Adjustments to reconcile net (loss) income to net
cash used in operating activities:
Share of profits from Local Limited Partnership	--	(499)
Increase in receivables	--	(2)
Increase (decrease) in administrative and reporting
fees payable to General Partner	3	(234)
Decrease in accrued interest due to
General Partner	--	(7)
Increase (decrease) in accounts payable and accrued expenses	1	(7)
Total adjustments	4	(749)
Net cash used in operating activities	$ (19)	$ (274)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Notes to Financial Statements

(Unaudited)

(1)

GOING CONCERN

The accompanying financial statements have been prepared assuming National Housing Partnership Realty Fund I (the “Partnership” or “Registrant”) will continue as a going concern. However, Hurbell IV Limited Partnership’s (the “Local Limited Partnership”) note payable is past due (see Note 3). Continuation of the Local Limited Partnership’s operations in its present form is dependent on its ability to extend the maturity date of the note, or to repay or to refinance the note. These conditions raise substantial doubt about the Local Limited Partnership’s and the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

At June 30, 2008 and December 31, 2007, the Partnership holds a variable interest in one Local Limited Partnership; however, the Partnership is not the primary beneficiary. The Local Limited Partnership is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at June 30, 2008 and December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus, the investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership's share of the Local Limited Partnership’s losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to it, it does not recognize losses once its investment in the individual Local Limited Partnership, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero.  As of June 30, 2008 and December 31, 2007, the investment in the remaining Local Limited Partnership had been reduced to zero.

The Partnership did not recognize approximately $1,000 of its allocated share of profits and approximately $2,000 of its allocated share of losses from Hurbell IV Limited Partnership for the six months ended June 30, 2008 and 2007, respectively, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. The Partnership recognized its allocated share of profits of approximately $499,000 from San Jose Apartments Limited Partnership, which is equal to distributions received from this Local Limited Partnership during the six months ended June 30, 2007.  As a result of the Partnership’s loss of investment in San Jose Apartments Limited Partnership and cumulative losses from previous years, the Partnership did not recognize its additional allocated share of profits of approximately $1,181,000 from this Local Limited Partnership during the six months ended June 30, 2007. As of June 30, 2008 and December 31, 2007, the Partnership has not recognized approximately $1,803,000 and $1,804,000, respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

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

Advances made by the Partnership to the individual Local Limited Partnership are considered part of the Partnership's investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnership.  As discussed above, due to the cumulative losses incurred by the remaining Local Limited Partnership, the aggregate balance of investment in and advances to this Local Limited Partnership has been reduced to zero at June 30, 2008.  During the six months ended June 30, 2008 and 2007, the Partnership made no advances to the Local Limited Partnership. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnership at June 30, 2008 and December 31, 2007.

The following are condensed statements of operations for the three and six months ended June 30, 2008 and 2007, respectively, of the Local Limited Partnership in which the Partnership has invested.

The statements are compiled from financial statements of the Local Limited Partnership, prepared on the accrual basis of accounting, as supplied by the management agent of the project, and are unaudited.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenues:
Rental income	$ 131	$ 147	$ 271	$ 283
Other income	7	6	14	11
Total revenues	138	153	285	294
Expenses:
Operating expenses	117	125	237	249
Financial expenses	3	3	4	4
Interest on note payable	14	14	29	29
Depreciation	7	7	14	14
Total expenses	141	149	284	296
(Loss) income from continuing
Operations	$ (3)	$ 4	$ 1	$ (2)
National Housing Partnership
Realty Fund I share of (loss)
income from continuing operations	$ (3)	$ 4	$ 1	$ (2)

(4) TRANSACTIONS WITH THE GENERAL PARTNER

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $3,000 for both the six months ended June 30, 2008 and 2007.  During the six months ended June 30, 2007, the Partnership paid accrued administrative and reporting fees of approximately $237,000 from proceeds received from the sale of San Jose Apartments. There were no such payments made during the six months ended June 30, 2008. As of June 30, 2008 and December 31, 2007, the Partnership owed approximately $11,000 and $8,000, respectively to the General Partner for accrued administrative and reporting fees.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of the underlying property of the remaining Local Limited Partnership.

Prior to 2007, the General Partner advanced approximately $29,000 to the Partnership to fund operating expenses. There were no advances received from the General Partner during the six months ended June 30, 2008 or 2007. Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the six months ended June 30, 2007. The total amount of outstanding advances and associated accrued interest was repaid during the six months ended June 30, 2007 from proceeds received from the sale of San Jose Apartments.

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

The Partnership had cash and cash equivalents of approximately $17,000 and $51,000 at June 30, 2008 and 2007, respectively. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 2008, is dependent on distributions from recurring operations received from the remaining Local Limited Partnership and proceeds from the sale or refinancing of the underlying property. The Partnership’s only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

Prior to 2007, the General Partner advanced approximately $29,000 to the Partnership to fund operating expenses. There were no advances received from the General Partner during the six months ended June 30, 2008 or 2007.  Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the six months ended June 30, 2007. The total amount of outstanding advances and associated accrued interest was repaid during the six months ended June 30, 2007 from proceeds received from the sale of San Jose Apartments.

At June 30, 2008, the Partnership owed the General Partner approximately $11,000 for administrative and reporting services performed. There is no guarantee that Hurbell IV Limited Partnership will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather the payment of future administrative and reporting fees will most likely result from the sale or refinancing of the underlying property of the Local Limited Partnership, rather than through recurring operations. During the six months ended June 30, 2007, the Partnership made a payment of approximately $237,000 from proceeds received from the sale of San Jose Apartments.

Net cash used in operations for the six months ended June 30, 2008 was approximately $19,000, compared to net cash used in operations of approximately $274,000 for the six months ended June 30, 2007.  The decrease in cash used in operations was a result of the payment of administrative and reporting fees in 2007 (as discussed above).

During the six months ended June 30, 2008 and 2007, the Partnership made no advances for working capital purposes to the Local Limited Partnership. There were no amounts owed to the Partnership for working capital advances to Local Limited Partnerships at June 30, 2008.

Distributions received in excess of investment in Local Limited Partnerships represent the Partnership’s proportionate share of the excess cash available for distribution from the Local Limited Partnerships.  As a result of the use of the equity method of accounting for the Partnership’s investment in the Local Limited Partnership, the investment carrying value for the Local Limited Partnership has been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. During the six months ended June 30, 2007, the Partnership received approximately $499,000 from proceeds from the sale of San Jose Apartments. There were no distributions received from the remaining Local Limited Partnership during the six months ended June 30, 2008. The receipt of distributions in future years is dependent on the operations of the underlying property of the remaining Local Limited Partnership and the sale or refinancing of the underlying property.

During the six months ended June 30, 2007, the Partnership distributed approximately $117,000 to the limited partners (approximately $10.60 per limited partnership interest) from proceeds from the sale of San Jose Apartments. There were no such distributions made to the partners during the six months ended June 30, 2008.

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

RESULTS OF OPERATIONS

At June 30, 2008 and December 31, 2007, the Partnership holds an interest in one Local Limited Partnership, which operates one rental housing property.  The Partnership held an interest in one Local Limited Partnership which sold its investment property prior to 2007, as discussed above. Due to the use of the equity method of accounting as discussed in “Item 1. Financial Statements – Note 3” to the Partnership’s financial statements, to the extent the Partnership still has a carrying basis in a Local Limited Partnership, results of operations will be impacted by the Partnership’s share of the profits or losses of the Local Limited Partnership.  The investment balance in the remaining Local Limited Partnership has been reduced to zero.  As a result, the Partnership’s operations are no longer being affected by its share of this Local Limited Partnership’s operations.

The Partnership realized net loss of approximately $13,000 and $23,000 for the three and six months ended June 30, 2008, respectively, compared to net loss of approximately $12,000 and net income of approximately $475,000 for the three and six months ended June 30, 2007, respectively.  Net (loss) per unit of limited partnership interest was ($1.18) and ($2.09) for the three and six months ended June 30, 2008, respectively, compared to net (loss) income of ($1.09) and $42.12 for the three and six months ended June 30, 2007, respectively.  Net loss remained relatively constant for the three months ended June 30, 2008 and 2007.  Net loss increased for the six months ended June 30, 2008 primarily due to the Partnership’s recognition of its allocated share of profits from San Jose Apartments Limited Partnership during the six months ended June 30, 2007.

The Partnership did not recognize approximately $1,000 of its allocated share of profits and approximately $2,000 of its allocated share of losses from Hurbell IV Limited Partnership for the six months ended June 30, 2008 and 2007, respectively, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. The Partnership recognized its allocated share of profits of approximately $499,000 from San Jose Apartments Limited Partnership, which is equal to distributions received from this Local Limited Partnership during the six months ended June 30, 2007.  As a result of the Partnership’s loss of investment in San Jose Apartments Limited Partnership and cumulative losses from previous years, the Partnership did not recognize its additional allocated share of profits of approximately $1,181,000 from this Local Limited Partnership during the six months ended June 30, 2007. As of June 30, 2008 and December 31, 2007, the Partnership has not recognized approximately $1,803,000 and $1,804,000, respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

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

At June 30, 2008 and December 31, 2007, the Partnership holds a variable interest in one Local Limited Partnership; however, the Partnership is not the primary beneficiary. The Local Limited Partnership is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at June 30, 2008 and December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Item 4T.

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

By: National Corporation for Housing Partnerships,
its sole general partner

Date: August 12, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 12, 2008	By: /s/Stephen B. Waters
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