Form 10-K
period 2008-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2009-03-27
CIK 731131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]   ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  _________to _________

Commission file number 0-13465

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

(Exact name of the registrant as specified in its charter)

Maryland	52-1358879
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

(864) 239-1000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Interests

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in the limited partnership and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnership in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.     Business.

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

The Partnership's business is to hold a limited partnership interest in one limited partnership ("Local Limited Partnership"), which owns and operates a multi-family rental housing property ("Property") which receives one or more forms of assistance from the Federal Government at December 31, 2008.  The Partnership held interests in nine other Local Limited Partnerships, seven of which sold their properties and two whose interests were foreclosed upon prior to 2007.

The Partnership acquired an interest in the Local Limited Partnership from the seller who originally developed the Property.  NHP is the general partner of the Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnership is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement.See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information relating to the Partnership’s rights and obligations to make additional contributions or loans to the Local Limited Partnership.

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

The following is a schedule of the remaining Property owned by the Local Limited Partnership in which the Partnership is a limited partner:

SCHEDULE OF PROPERTY OWNED BY LOCAL LIMITED PARTNERSHIP

IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND I HAS AN INVESTMENT

			Units
		Financed,	Authorized	Occupancy
		Insured	for Rental	Percentage
		and	Assistance	for the Years Ended
Property Name, Location	Number of	Subsidized	Under	December 31,
and Partnership Name	Units	Under	Section 8 (B)	2008	2007

Talladega Downs	100	(A)	100	90%	97%
Talladega, Alabama
(Hurbell IV Limited
Partnership)

(A)            The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)            Section 8 of Title II of the Housing and Community Development Act of 1974.

Ownership Percentage

The following table details the Partnership's ownership percentage of Hurbell IV Limited Partnership and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on the remaining property for the Local Limited Partnership as of December 31, 2008.

	NHP Realty Fund I	Original Cost
	Percentage	of Ownership	Mortgage	Note Payable and
Partnership	Interest	Interest	Note	Accrued Interest (1)
(in thousands)

Hurbell IV L.P.	99%	$ 372	$ 495	$2,059

(1)   See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details.

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

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD’s rental assistance under Section 8 of the United States Housing Act of 1937 (“Section 8") after the expiration of their original Section 8 contracts.   This legislation affects 100 units, or 100% of the units in which the Partnership had invested at December 31, 2008 and 2007. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the “1997 Housing Act”).  Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market.  This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels.  The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years.  In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contract expires:

		Subsidized Units	Subsidized Units
		Expiring as a	Expiring as a
	Number of	Percentage of Total	Percentage of
	Units	Subsidized Units	Total Units

2009	100	100%	100%

All of the units (100 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2009.The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an “OCAF”) or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an “exception rent” level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program.  For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase.  In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership’s intention to opt out of the program prior to contract termination.

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

The Local Limited Partnership recorded approximately $501,000 of its revenues during 2008 from HUD under the terms of one or more HAP contracts which provide for rental assistance to the Local Limited Partnership on behalf of low-income tenants who meet certain qualifications. The Local Limited Partnership's future intentions and potential future changes in HUD regulations and the appropriations of related funds are uncertain, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnership. The current contract expires on March 31, 2009.

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

Environment

Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property, including lead-based paint. Such laws often impart liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and the Partnership’s ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of hazardous or toxic substances at the disposal or treatment facility.  Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership or operation of its property, the Local Limited Partnership could potentially be liable for environmental liabilities or costs associated with its property.

The General Partner believes that the property owned by the Partnership through the ownership of its limited partnership interest in a Local Limited Partnership is covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Item 2.     Property.

See "Item 1. Business" for the real estate owned by the Partnership through the ownership of its limited partnership interest in a Local Limited Partnership.

Item 3.     Legal Proceedings.

The Partnership is unaware of any pending or outstanding litigation involving it or the underlying investment property of the Local Limited Partnership in which the Partnership invests that are not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2008.

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      (a)   Interests in the Partnership were sold through a public offering. There is no established market for resale of Partnership interests nor is a market expected to develop in the near future. Accordingly, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.

      (b)   As of December 31, 2008, there were 920 registered holders of 11,005 limited partnership interests (in addition to 1133 Fifteenth Street Associates - See "Item 8. Financial Statements and Supplementary Data - Note 2"). In 2008 and 2007, the number of Limited Partnership Units decreased by 25 and 10 units, respectively, due to Limited Partners abandoning his or her units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

The Partnership distributed the following amounts during the years ended December 31,

2008 and 2007 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2008	Unit	2007	Unit

Sale(1)	$ 0	$ 0	$ 117	$ 10.60

(1) From proceeds from the December 2006 sale of San Jose Apartments.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Partnership had cash and cash equivalents of approximately $1,000 and $36,000 at December 31, 2008 and 2007, respectively.  The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 2008, is dependent on distributions from recurring operations received from the remaining Local Limited Partnership and proceeds from the sale or refinancing of the underlying property.  The Partnership’s only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

Prior to 2007, the General Partner advanced approximately $29,000 to the Partnership to fund operating expenses. There were no advances received from the General Partner during the year ended December 31, 2008 or 2007.  Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the year ended December 31, 2007. The total amount of outstanding advances and associated accrued interest was repaid during the year ended December 31, 2007 from proceeds received from the sale of San Jose Apartments.

At December 31, 2008 and 2007 the Partnership owed the General Partner approximately $13,000 and $8,000, respectively, for administrative and reporting services performed. There is no guarantee that Hurbell IV Limited Partnership will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather, the payment of future administrative and reporting fees will most likely result from the sale or refinancing of the underlying property of the Local Limited Partnership, rather than through recurring operations.  During the year ended December 31, 2007, the Partnership made a payment of approximately $237,000 from proceeds received from the sale of San Jose Apartments.

Net cash used in operations for the year ended December 31, 2008 was approximately $35,000, compared to net cash used in operations of approximately $289,000 for the year ended December 31, 2007. The decrease in cash used in operations was primarily a result of a decrease in the payment of administrative and reporting fees in 2007 (as discussed above).

During the years ended December 31, 2008 and 2007, the Partnership made no advances for working capital purposes to any of the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnership at December 31, 2008 or 2007.

During the year ended December 31, 2008, the General Partner advanced approximately $38,000 to Hurbell IV Limited Partnership to fund operating expenses.  There were no advances made by the General Partner to the Local Limited Partnerships during the year ended December 31, 2007.  Interest on this advance is charged at the prime rate plus 2% (5.25% at December 31, 2008).  At December 31, 2008 and 2007, the balance owed to the General Partner by the Local Limited Partnership was approximately $109,000 and $48,000, respectively, including accrued interest of approximately $24,000 and $19,000, respectively. During the year ended December 31, 2007, San Jose Apartments Limited Partnership repaid advances of approximately $70,000 from proceeds from the sale of San Jose Apartments.  There were no such repayments made during the year ended December 31, 2008.

The Local Limited Partnerships accrued annual partnership administration fees payable to the General Partner of approximately $7,000 and $8,000 during the years ended December 31, 2008 and 2007, respectively. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. During the year ended December 31, 2007, San Jose Apartments Limited Partnership paid accrued fees of approximately $48,000 from proceeds from the sale of its property.  No payments were made during the year ended December 31, 2008. The accumulated fees owed to NHP are approximately $96,000 and $89,000 at December 31, 2008 and 2007, respectively.

Distributions received in excess of investment in the Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in the remaining Local Limited Partnership, the investment carrying value for the remaining Local Limited Partnership has been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. During the year ended December 31, 2007, the Partnership received approximately $499,000 from proceeds from the sale of San Jose Apartments. There were no distributions received from the Local Limited Partnerships during the year ended December 31, 2008. The receipt of distributions in future years is dependent on the operations of the underlying property of the remaining Local Limited Partnership and the sale or refinancing of the underlying property.

During the year ended December 31, 2007, the Partnership distributed approximately $117,000 to the limited partners (approximately $10.60 per limited partnership interest) from proceeds from the sale of San Jose Apartments. There were no distributions made to the partners during the year ended December 31, 2008.

As discussed in Note 3 to the financial statements included in “Item 8. Financial Statements and Supplementary Data”, Hurbell IV Limited Partnership has a note which was executed by the Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership.  The note is a nonrecourse note secured by both the Partnership's and NHP's interests in the Local Limited Partnership and is subordinated to the mortgage note on the property for as long as the mortgage note is insured by HUD.  Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Local Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the note. The note was due November 9, 1999. Interest continues to be paid or accrued under the original terms of the agreement.  The noteholder has not exercised its rights under the note, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnership. There can be no assurance as to when, or if, such holder may seek to exercise such rights. Continuation of the Local Limited Partnership's operations in its present form is dependent on its ability to extend the maturity date of its note, or to repay or refinance the note. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Results of Operations

At December 31, 2008, the Partnership holds an interest in one Local Limited Partnership, which operates one rental housing property.  The Partnership held an interest in one Local Limited Partnership which sold its investment property prior to 2007, as discussed above. Due to the use of the equity method of accounting as discussed in “Note 2 – Organization and Summary of Significant Accounting Policies” to the financial statements included in “Item 8. Financial Statements and Supplementary Data”, to the extent the Partnership still has a carrying basis in a Local Limited Partnership, results of operations will be impacted by the Partnership’s share of the profits or losses of the Local Limited Partnership.  The investment balance in the remaining Local Limited Partnership has been reduced to zero.  As a result, the Partnership’s operations are no longer being affected by its share of the Local Limited Partnership’s operations.

The Partnership realized net loss of approximately$47,000 for the year ended December 31, 2008, compared to net income of approximately$455,000 for the year ended December 31, 2007.  Net (loss) income per unit of limited partnership interest was ($4.26) and $40.31 for the years ended December 31, 2008 and 2007, respectively.  Net loss increased for the year ended December 31, 2008 primarily due to the Partnership’s recognition of its allocated share of profits from San Jose Apartments Limited Partnership during the year ended December 31, 2007.

The Partnership did not recognize approximately $66,000 of its allocated share of losses and approximately $15,000 of its allocated share of profits from Hurbell IV Limited Partnership for the years ended December 31, 2008 and 2007, respectively, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. The Partnership recognized its allocated share of profits of approximately $499,000 from San Jose Apartments Limited Partnership, which is equal to distributions received from this Local Limited Partnership during the year ended December 31, 2007.  As a result of the Partnership’s loss of investment in San Jose Apartments Limited Partnership and cumulative losses from previous years, the Partnership did not recognize its additional allocated share of profits of approximately $1,181,000 from this Local Limited Partnership during the year ended December 31, 2007. As of December 31, 2008 and 2007, the Partnership has not recognized approximately $1,870,000 and $1,804,000, respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

Off-Balance Sheet Arrangements

The Partnership owns a limited partnership interest in an unconsolidated Local Limited Partnership, in which the Partnership’s ownership percentage is 99%. However, based on the provisions of the relevant partnership agreement, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnership that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 2 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnership and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to this unconsolidated Local Limited Partnership is limited to the recorded investment in and receivables from the Local Limited Partnership. See “Note 3 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investment in the unconsolidated Local Limited Partnership.

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

At December 31, 2008 and 2007, the Partnership holds a variable interest in one Local Limited Partnership; however, the Partnership is not the primary beneficiary. The Local Limited Partnership is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at December 31, 2008 and 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Item 8.     Financial Statements and Supplementary Data.

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheets – December 31, 2008 and 2007

Statements of Operations – Years ended December 31, 2008 and 2007

Statements of Changes in Partners’ (Deficiency) Capital – Years ended December 31, 2008 and 2007

Statements of Cash Flows – Years ended December 31, 2008 and 2007

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Housing Partnership Realty Fund I

We have audited the accompanying balance sheets of National Housing Partnership Realty Fund I (the “Partnership”) as of December 31, 2008 and 2007, and the related statements of operations, changes in partners’(deficiency)capital, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund I at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

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

March 24, 2009

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Balance Sheets

 (in thousands, except unit data)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$ 1	$ 36
Receivables from limited partners	8	8
Investments in and advances to Local Limited
Partnerships (Note 3)	--	--
	$ 9	$ 44

LIABILITIES AND PARTNERS’ (DEFICIENCY) CAPITAL

Liabilities
Administrative and reporting fees payable to
General Partner (Note 4)	$ 13	$ 8
Other accrued expenses	14	7
	27	15

Partners’ (deficiency) capital
General Partner – The National Housing
Partnership (NHP)	(87)	(87)
Original Limited Partner –- 1133 Fifteenth
Street Associates	(92)	(92)
Other Limited Partners – 11,005 investment
units	161	208
	(18)	29
	$ 9	$ 44

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

STATEMENTS OF OPERATIONS

 (in thousands, except per unit data)

	Years Ended
	December 31,
	2008	2007

Revenues
Interest income	$ --	$ 2

Expenses
Administrative and reporting fees to General
Partner (Note 4)	5	5
Interest expense (Note 4)	--	1
Other operating expenses	42	40
Total expenses	47	46

Loss from Partnership operations	(47)	(44)
Share of profits from Local Limited Partnership (Note 3)	--	499
Net (loss) income (Note 5)	$ (47)	$ 455

Allocation of net (loss) income
General Partner – NHP	$ --	$ 5
Original Limited Partner – 1133 Fifteenth Street
Associates	--	5
Other Limited Partners	(47)	445
	(47)	455

Net (loss) income per Other Limited Partnership interest	$ (4.26)	$ 40.31

Distribution per Other Limited Partnership interest	$ --	$ 10.60

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

STATEMENTS OF CHANGES IN PARTNERS’ (DEFICIENCY) CAPITAL

(in thousands, except unit data)

	The National	1133
	Housing	Fifteenth	Other

Partnership

Street

Limited

	(NHP)	Associates	Partners	Total

Partners’ deficit at
December 31, 2006	$ (92)	$ (97)	$ (120)	$ (309)

Distribution to partners	--	--	(117)	(117)

Net income for the year ended
December 31, 2007	5	5	445	455

Partners’ (deficiency) capital
at December 31, 2007	(87)	(92)	208	29

Net loss for the year ended
December 31, 2008	--	--	(47)	(47)

Partners’ (deficiency) capital
at December 31, 2008	$ (87)	$ (92)	$ 161	$ (18)

Percentage interest at
December 31, 2008 and 2007	1%	1%	98%	100%
	(A)	(B)	(C)

(A)   General Partner

(B)   Original Limited Partner

(C)   Consists of 11,005 and 11,030 investment units at December 31, 2008 and 2007, respectively. During 2008 and 2007, 25 and 10 units, respectively, were abandoned (see Note 2).

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Interest income received	$ --	$ 2
Administrative and reporting fees paid to General Partner	--	(237)
Interest paid on General Partner loans	--	(8)
Payment of non resident withholding on behalf of limited
partners	--	(2)
Operating expenses paid	(35)	(44)
Net cash used in operating activities	(35)	(289)
Cash flows provided by investing activities:
Distribution from Local Limited Partnership	--	499
Cash flows from financing activities:
Repayment of advances from General Partner	--	(57)
Distribution to partners	--	(117)
Net cash used in financing activities	--	(174)

Net (decrease) increase in cash and cash equivalents	(35)	36

Cash and cash equivalents, beginning of year	36	--

Cash and cash equivalents, end of year	$ 1	$ 36

Reconciliation of net (loss) income to net cash used in
operating activities:
Net (loss) income	$ (47)	$ 455
Adjustments to reconcile net (loss) income to net
cash used in operating activities:
Share of profits from Local Limited Partnership	--	(499)
Increase in receivables	--	(2)
Increase (decrease) in administrative and reporting
fees payable to General Partner	5	(232)
Decrease in accrued interest due to
General Partner	--	(7)
Increase (decrease) in accounts payable and accrued
expenses	7	(4)
Total adjustments	12	(744)
Net cash used in operating activities	$ (35)	$ (289)

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

2.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

During 1984, the Partnership acquired limited partnership interests of 99% in nine Local Limited Partnerships and 98% in one Local Limited Partnership. Each Local Limited Partnership was organized to acquire and operate an existing rental housing project. During 2006, one Local Limited Partnership, San Jose Apartments Limited Partnership, sold its investment property (as discussed in Note 3). The Partnership continues to own a 99% interest in one Local Limited Partnership.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets andliabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

For purposes of the Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”, as amended by SFAS No. 119, “Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments”, requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. The Partnership believes that the carrying value of other assets and liabilities reported on the balance sheet that require such disclosure approximates fair value.

Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Abandonment of limited partnership units

During the years ended December 31, 2008 and 2007, the number of Limited Partnership Units decreased by 25 and 10 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year.  The (loss) income per Other Limited Partnership interest and Distribution per Other Limited Partnership interest on the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.  The number of units outstanding was 11,030 and 11,040 at January 1, 2008 and 2007, respectively.

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

At December 31, 2008 and 2007, the Partnership holds a variable interest in one Local Limited Partnership; however, the Partnership is not the primary beneficiary. The Local Limited Partnership is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at December 31, 2008 and 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

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

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus, the investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero.  As of December 31, 2008 and 2007, the investment in the remaining Local Limited Partnership had been reduced to zero.

The Partnership did not recognize approximately $66,000 of its allocated share of losses and approximately $15,000 of its allocated share of profits from Hurbell IV Limited Partnership for the years ended December 31, 2008 and 2007, respectively, as the Partnership’s net carrying basis in this Local Limited Partnership had been reduced to zero. The Partnership recognized its allocated share of profits of approximately $499,000 from San Jose Apartments Limited Partnership, which is equal to distributions received from this Local Limited Partnership during the year ended December 31, 2007.  As a result of the Partnership’s loss of investment in San Jose Apartments Limited Partnership and cumulative losses from previous years, the Partnership did not recognize its additional allocated share of profits of approximately $1,181,000 from this Local Limited Partnership during the year ended December 31, 2007. As of December 31, 2008 and 2007, the Partnership has not recognized approximately $1,870,000 and $1,804,000, respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

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

Advances made by the Partnership to the individual Local Limited Partnership are considered part of the Partnership’s investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnership.  As discussed above, due to the cumulative losses incurred by the remaining Local Limited Partnership, the aggregate balance of investment in and advances to this Local Limited Partnership has been reduced to zero at December 31, 2008.  During the year ended December 31, 2008 and 2007, the Partnership made no advances to the Local Limited Partnership. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnership at December 31, 2008 or 2007.

A summary of the unaudited balance sheets of the aforementioned Local Limited Partnership as of December 31, 2008 and 2007, and the unaudited results of operations for each of the two years in the period ended December 31, 2008, are as follows.

CONDENSED BALANCE SHEETS
OF THE LOCAL LIMITED PARTNERSHIP
(in thousands)
	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Assets:
Land	$ 101	$ 101
Buildings and improvements, net of accumulated
depreciation of approximately $493 and $465	429	408
Other assets	376	337
	$ 906	$ 846
Liabilities and Partners’ Deficit:
Liabilities:
Mortgage note payable	$ 495	$ 558
Note payable	648	648
Accrued interest on note payable	1,411	1,352
Other liabilities	289	158
	2,843	2,716
Partners’ Deficit:
National Housing Partnership Realty Fund I	(1,868)	(1,802)
Other partners	(69)	(68)
	(1,937)	(1,870)
	$ 906	$ 846

CONDENSED STATEMENTS OF OPERATIONS
OF THE LOCAL LIMITED PARTNERSHIP
(in thousands)
	Years Ended
	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues:
Rental income	$ 523	$ 558
Other income	34	28

Total revenues	557	586

Expenses:
Operating expenses	530	478
Financial expenses	7	7
Interest on note payable	59	58
Depreciation	28	28

Total expenses	624	571

(Loss) income from continuing operations	$ (67)	$ 15

The financial statements of Hurbell IV Limited Partnership are prepared on the accrual basis of accounting. The Local Limited Partnership was formed during 1984 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 of the National Housing Act. During the years ended December 31, 2008 and 2007 the project received a total of approximately $501,000 and $532,000, respectively, of rental assistance from HUD.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD’s rental assistance under Section 8 of the United States Housing Act of 1937 (“Section 8”) after the expiration of their original Section 8 contracts.  This legislation affects 100 units, or 100% of the units in which the Partnership has invested at December 31, 2008 and 2007.  On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the “1997 Housing Act”).  Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market.  This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels.  The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month’s work, and making sufficient monthly reserve deposits to ensure work required in succeeding years.  In 1999, Congress enacted legislation (the “1999 Housing Act”) that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contract expires:

		Subsidized Units	Subsidized Units
		Expiring as a	Expiring as a
	Number of	Percentage of Total	Percentage of
	Units	Subsidized Units	Total Units

2009	100	100%	100%

All of the units (100 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2009.The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an “OCAF”) or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an “exception rent” level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program.  For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase.  In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership’s intention to opt out of the program prior to contract termination.

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

The Local Limited Partnership recorded approximately $501,000 of its revenues during 2008 from HUD under the terms of one or more HAP contracts which provide for rental assistance to the Local Limited Partnership on behalf of low-income tenants who meet certain qualifications. The Local Limited Partnership’s future intentions and potential future changes in HUD regulations and the appropriations of related funds are uncertain, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnership. The current contract expires on March 31, 2009.

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

The note matured as follows:

Local Partnership	Due Date	Note Amount	Accrued Interest
(in thousands)
Hurbell IV Limited Partnership	11/9/99	$ 648	$ 1,411

4.      TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $5,000 for both the years ended December 31, 2008 and 2007. During the year ended December 31, 2007, the Partnership paid accrued administrative and reporting fees of approximately $237,000 from proceeds received from the sale of San Jose Apartments.  There were no such payments made during the year ended December 31, 2008.  As of December 31, 2008 and 2007, the Partnership owed approximately $13,000 and $8,000, respectively, to the General Partner for accrued administrative and reporting fees.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of the underlying property of the remaining Local Limited Partnership.

Prior to 2007, the General Partner advanced approximately $29,000 to the Partnership to fund operating expenses. There were no advances received from the General Partner during the years ended December 31, 2008 or 2007.  Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the year ended December 31, 2007. The total amount of outstanding advances and associated accrued interest was repaid during the year ended December 31, 2007 from proceeds received from the sale of San Jose Apartments.

During the year ended December 31, 2008, the General Partner advanced approximately $38,000 to Hurbell IV Limited Partnership to fund operating expenses. There were no advances made by the General Partner to the Local Limited Partnerships during the year ended December 31, 2007. Interest on this advance is charged at the prime rate plus 2% (5.25% at December 31, 2008). Prior to 2007, the General Partner advanced approximately $70,000 to San Jose Apartments Limited Partnership to fund expenses related to sale of the underlying property.  At December 31, 2008 and 2007, the balance owed to the General Partner by the Local Limited Partnership was approximately $109,000 and $48,000, respectively, including accrued interest of approximately $24,000 and $19,000, respectively. During the year ended December 31, 2007, San Jose Apartments Limited Partnership repaid advances of approximately $70,000 from proceeds from the sale of San Jose Apartments.  There were no such repayments during the year ended December 31, 2008.

The Local Limited Partnership accrued annual partnership administration fees payable to the General Partner of approximately $7,000 and $8,000 for the years ended December 31, 2008 and 2007, respectively.  Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. During the year ended December 31, 2007, San Jose Apartments Limited Partnership paid accrued fees of approximately $48,000 from proceeds from the sale of its property. No payments were made during the year ended December 31, 2008. The accumulated fees owed to NHP by Hurbell IV Limited Partnership are approximately $96,000 and $89,000 at December 31, 2008 and 2007, respectively.

5.    INCOME TAXES

The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership’s taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnerships as discussed below. The tax loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation follows:

	December 31,
	2008	2007
	(in thousands)
Net (loss) income per financial statements	$ (47)	$ 455
Other	12	(197)
Gain/loss on sale	--	(1,579)
Partnership’s share of local limited
partnership’s income	39	105
(Loss) income per tax return	$ 4	$(1,216)

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets and liabilities:

	December 31,
	2008	2007
	(in thousands)
Net(liabilities) assets
as reported	$ (18)	$ 29
Add (deduct):
Investment in Partnerships	(1,484)	(1,524)
Other	264	252
Net liabilities – Federal tax basis	$(1,238)	$ (1,243)

6.  ALLOCATION OF RESULTS OF OPERATIONS, CASH DISTRIBUTIONS AND GAINS AND LOSSES

    FROM SALES OR REFINANCING

Cash received by the Partnership from the sale or refinancing of any underlying property of the Local Limited Partnerships, after payment of the applicable mortgage debt and the payment of all expenses related to the transaction is to be distributed in the following manner in accordance with Realty Fund I’s Partnership Agreement.

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

      First, to the Limited Partners in an amount up to the negative balances of the capital accounts of Limited Partners in the same proportion as each Limited Partner’s negative capital account bears to such aggregate negative capital accounts;

      Second, to the General Partner in an amount up to the General Partner’s negative capital account, if any;

      Third, to the Limited Partners up to the aggregate amount of capital contributions of the Limited Partners, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distributions from operations, in the same proportion that each Limited Partner’s capital contribution bears to the aggregate of all Limited Partners’ capital contributions;

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

      WHICH NHP REALTY FUND I HAS INVESTED (UNAUDITED)

		Initial Cost		Net Cost
		To Partnership		Capitalized
		(in thousands)		(Removed)
Subsequent
to Acquisition
(in thousands)
Buildings
and Related
			Personal		Carrying Cost
Description	Encumbrances	Land	Property	Improvements	Adjustments

Hurbell IV	(1)	$ 100	$ 2,159	$ 224	$ (1,460)
Limited Partnership

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)

		Buildings
		And
		Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total(2) (3)	Depreciation (3)	Construction	Acquired	Life

Hurbell IV
Limited Partnership	$101	$922	$1,023	$ 493	1974	11/84	5-30 yrs

(1)    Schedule of Encumbrances

		Note
		Payable and
	Mortgage	Accrued
Partnership Name	Note	Interest	Total
		(in thousands)
Hurbell IV Limited Partnership	$ 495	$ 2,059	$2,554

(2)   The unaudited aggregate cost of land for Federal income tax purposes is approximately $100,000 and the unaudited aggregate costs of buildings and improvements for Federal income tax purposes is approximately $2,386,000. The unaudited total of the above-mentioned items is approximately $2,305,000.

(3)   Reconciliation of real estate

	Years Ended December 31,
	2008	2007
	(in thousands)
Balance at beginning of year	$ 974	$ 968
Improvements	49	6
Disposal of rental property	--	--
Balance at end of year	$ 1,023	$ 974

Reconciliation of accumulated depreciation

	Years Ended December 31,
	2008	2007
	(in thousands)
Balance at beginning of year	$ 465	$ 437
Depreciation expense	28	28
Disposal of rental property	--	--
Balance at end of year	$ 493	$ 465

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A(T).Controls and Procedures.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The Partnership has no directors, executive officers or significant employees of its own.

The names, ages, business experience and involvement in legal proceedings of the directors and officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership (the “General Partner”), and certain of its affiliates, are as follows:

Directors of NCHP

Two individuals comprise the Board of Directors of NCHP.

Timothy J. Beaudin	50	Director, President and Chief Operating
		Officer
David R. Robertson	43	Director, President, Chief Executive
		Officer and Chief Financial Officer

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO and the General Partner in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

David R. Robertson has been President, Chief Executive Officer and a Director of the General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. In addition Mr. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities. Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Officers

The current officers of NCHP and a description of their principal occupations in recent years are listed below.

Harry G. Alcock	46	Executive Vice President
Lisa R. Cohn	40	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt;
		Treasurer
Lance J. Graber	47	Executive Vice President
Paul Beldin	35	Senior Vice President and Chief Accounting
		Officer
Steven D. Cordes	37	Senior Vice President
Stephen B. Waters	47	Vice President
Timothy J. Beaudin		See “Directors of NCHP”
David R. Robertson		See “Directors of NCHP”

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

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Steven D. Cordes has been a Senior Vice President of the General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s join ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes will also serve as the equivalent of the chief executive officer of the Partnership.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an “audit committee financial expert”.

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO’s website (www.AIMCO.com). AIMCO’s website is not incorporated by reference to this filing.

Item 11.    Executive Compensation.

National Housing Partnership Realty Fund I has no directors or officers. No direct form of compensation or remuneration was paid by the Partnership to any director or officer of the General Partner.  However, reimbursements and other payments have been made to the Partnership’s General Partner and its affiliates, as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

1133 Fifteenth Street Associates, a Maryland Limited Partnership, whose general partner is NHP and whose limited partners were key employees of NCHP at the time the Partnership was formed, owns a 1% interest in the Partnership.

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership units as of December 31, 2008.

Name of Beneficial Owner	Number of Units	% of Class

AIMCO Properties, L.P.	1,332.50	12.11%
(an affiliate of the General Partner)

The business address of AIMCO Properties, L.P. is 4582 S. Ulster St.Parkway, Suite 1100, Denver, Colorado 80237.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $5,000 for both the years ended December 31, 2008 and 2007. During the year ended December 31, 2007, the Partnership paid accrued administrative and reporting fees of approximately $237,000 from proceeds received from the sale of San Jose Apartments.  There were no such payments made during the year ended December 31, 2008.  As of December 31, 2008 and 2007, the Partnership owed approximately $13,000 and $8,000, respectively, to the General Partner for accrued administrative and reporting fees.

The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of the underlying property of the remaining Local Limited Partnership.

Prior to 2007, the General Partner advanced approximately $29,000 to the Partnership to fund operating expenses. There were no advances received from the General Partner during the years ended December 31, 2008 or 2007.  Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the years ended December 31, 2007. The total amount of outstanding advances and associated accrued interest was repaid during the years ended December 31, 2007 from proceeds received from the sale of San Jose Apartments.

During the year ended December 31, 2008, the General Partner advanced approximately $38,000 to Hurbell IV Limited Partnership to fund operating expenses. There were no advances made by the General Partner to the Local Limited Partnerships during the year ended December 31, 2007. Interest on this advance is charged at the prime rate plus 2% (5.25% at December 31, 2008). Prior to 2007, the General Partner advanced approximately $70,000 to San Jose Apartments Limited Partnership to fund expenses related to sale of the underlying property.  At December 31, 2008 and 2007, the balance owed to the General Partner by the Local Limited Partnership was approximately $109,000 and $48,000, respectively, including accrued interest of approximately $23,000 and $19,000, respectively. During the year ended December 31, 2007, San Jose Apartments Limited Partnership repaid advances of approximately $70,000 from proceeds from the sale of San Jose Apartments.  There were no such repayments during the year ended December 31, 2008.

The Local Limited Partnership accrued annual partnership administration fees payable to the General Partner of approximately $7,000 and $8,000 for the years ended December 31, 2008 and 2007, respectively.  Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. During the year ended December 31, 2007, San Jose Apartments Limited Partnership paid accrued fees of approximately $48,000 from proceeds from the sale of its property. No payments were made during the year ended December 31, 2008. The accumulated fees owed to NHP by Hurbell IV Limited Partnership are approximately $96,000 and $89,000 at December 31, 2008 and 2007, respectively.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $28,000 and $25,000 for 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $5,000 for each of the years 2008 and 2007.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)   Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2008 and 2007

Statements of Operations - Years ended December 31, 2008 and 2007

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2008 and 2007

Statements of Cash Flows - Years ended December 31, 2008 and 2007

      Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein:

(b)   Exhibits:

      See Exhibit index

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Housing Partnership Realty Fund I

By: The National Housing Partnership,
its sole general partner

National Corporation for Housing
Partnerships,
its sole general partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Timothy J. Beaudin	Director and President	Date: March 25, 2009
Timothy J. Beaudin

/s/David R. Robertson	Director and President	Date: March 25, 2009
David R. Robertson

/s/Steven D. Cordes	Senior Vice President	Date: March 25, 2009
Steven D. Cordes

/s/Stephen B. Waters	Vice President	Date: March 25, 2009
Stephen B. Waters