Form 10-Q
period 2009-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2009-05-15
CIK 731131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Balance Sheets

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
ASSETS
Cash and cash equivalents	$ 1	$ 1
Receivables from limited partners	8	8
Investment in and advances to Local Limited
Partnership (Note 3)	--	--
	$ 9	$ 9

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Administrative and reporting fees payable to
General Partner (Note 4)	$ 14	$ 13
Other accrued expenses	24	14
	38	27

Partners' (deficiency) capital
General Partner -- The National Housing
Partnership (NHP)	(87)	(87)
Original Limited Partner –- 1133 Fifteenth
Street Associates	(92)	(92)
Other Limited Partners -- 11,005 investment
units	150	161
	(29)	(18)
	$ 9	$ 9

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Operations

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008

Revenues
	$ --	$ --
Expenses
Administrative and reporting fees
to General Partner (Note 4)	1	1
Other operating expenses	10	9
Total expenses	11	10

Net loss	$ (11)	$ (10)

Allocation of net loss
General Partner - NHP	$ --	$ --
Original Limited Partner – 1133 Fifteenth Street
Associates	--	--
Other Limited Partners	(11)	(10)
	$ (11)	$ (10)

Net loss per Other Limited Partnership interest
(Note 2)	$ (1.00)	$ (0.91)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statement of Changes in Partners' (Deficiency) Capital

(Unaudited)

(in thousands, except unit data)

	The National	1133
	Housing	Fifteenth	Other

Partnership

Street

Limited

	(NHP)	Associates	Partners	Total

Partners’ (deficiency) capital
at December 31, 2008	$ (87)	$ (92)	$ 161	$ (18)

Net loss for the three
months ended March 31, 2009	--	--	(11)	(11)

Partners’ (deficiency) capital
at March 31, 2009	$ (87)	$ (92)	$ 150	$ (29)

Percentage interest at
March 31, 2009	1%	1%	98%	100%
	(A)	(B)	(C)

(A)            General Partner

(B)            Original Limited Partner

(C)            Consists of 11,005 investment units.

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows used in operating activities:
Operating expenses paid	$ --	$ (8)

Cash flows from investing activities	--	--

Cash flow from financing activities	--	--

Net decrease in cash and cash equivalents	--	(8)

Cash and cash equivalents, beginning of period	1	36

Cash and cash equivalents, end of period	$ 1	$ 28

Reconciliation of net loss to net cash used in operating
activities:
Net loss	$ (11)	$ (10)
Adjustments to reconcile net loss to net
cash used in operating activities:
Increase in administrative and reporting fees payable
to General Partner	1	1
Increase in accounts payable and accrued expenses	10	1
Total adjustments	11	2
Net cash used in operating activities	$ --	$ (8)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Notes to Financial Statements

(Unaudited)

1.    GOING CONCERN

The accompanying financial statements have been prepared assuming National Housing Partnership Realty Fund I (the “Partnership” or the “Registrant”) will continue as a going concern. However, Hurbell IV Limited Partnership’s (the “Local Limited Partnership”) note payable is past due (see Note 3). Continuation of the Local Limited Partnership’s operations in its present form is dependent on its ability to extend the maturity date of the note, or to repay or to refinance the note. These conditions raise substantial doubt about the Local Limited Partnership’s and the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.  All such adjustments are of a normal and recurring nature. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2008.

Net Loss Per Other Limited Partnership Interest

Net loss per Other Limited Partnership interest on the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.  The number of units outstanding was 11,005 and 11,030 at January 1, 2009 and 2008, respectively.

Variable Interest Entities

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

At March 31, 2009 and December 31, 2008, the Partnership holds a variable interest in one Local Limited Partnership; however, the Partnership is not the primary beneficiary. The Local Limited Partnership is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at March 31, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

3.    INVESTMENT IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIP

The Partnership owns a 99% limited partnership interest in one Local Limited Partnership: Hurbell IV Limited Partnership.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus, the investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership's share of the Local Limited Partnership’s losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero.  As of March 31, 2009 and December 31, 2008, the investment in the Local Limited Partnership had been reduced to zero.

The Partnership did not recognize approximately $17,000 of its allocated share of losses and approximately $4,000 of its allocated share of profits from Hurbell IV Limited Partnership for the three months ended March 31, 2009 and 2008, respectively, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. As of March 31, 2009 and December 31, 2008, the Partnership has not recognized approximately $1,887,000 and $1,870,000, respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

Hurbell IV Limited Partnership has a note which was executed by the Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership.  The note is a nonrecourse note secured by a security interest in all partnership interests in the Local Limited Partnership and is subordinated to the respective mortgage note on the property for as long as the mortgage note is insured by HUD.  Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement.  Neither the Local Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the note.  The note was due November 9, 1999.  Interest continues to be paid or accrued under the original terms of the agreement.  The note is in default and the Local Limited Partnership interest is subject to potential foreclosure.  The noteholder has not exercised their rights under the note, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnership.  There can be no assurance as to when, or if, such holders may seek to exercise such rights.  Continuation of the Local Limited Partnership’s operations in the present form is dependent on its ability to extend the maturity date of the note, or to repay or refinance the note.  The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Advances made by the Partnership to the individual Local Limited Partnership are considered part of the Partnership's investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnership.  As discussed above, due to the cumulative losses incurred by the remaining Local Limited Partnership, the aggregate balance of investment in and advances to this Local Limited Partnership has been reduced to zero at March 31, 2009.  During the three months ended March 31, 2009 and 2008, the Partnership made no advances to the Local Limited Partnerships. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnerships at March 31, 2009 and December 31, 2008.

The following are condensed statements of operations for the three months ended March 31, 2009 and 2008, respectively, of the Local Limited Partnership in which the Partnership has invested.

The statements are compiled from financial statements of the Local Limited Partnership, prepared on the accrual basis of accounting, as supplied by the management agent of the project, and are unaudited.

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(in thousands)
Revenues:
Rental income	$ 131	$ 140
Other income	8	7
Total revenues	139	147
Expenses:
Operating expenses	132	120
Financial expenses	2	1
Interest on note payable	15	15
Depreciation	7	7
Total expenses	156	143
Net (loss) income	$ (17)	$ 4
National Housing Partnership Realty Fund I
share of net (loss) income	$ (17)	$ 4

4. TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $1,000 for each of the three months ended March 31, 2009 and 2008. As of March 31, 2009 and December 31, 2008, the Partnership owed approximately $14,000 and $13,000, respectively to the General Partner for accrued administrative and reporting fees.  The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of the underlying property of the Local Limited Partnership.

During the three months ended March 31, 2009 and 2008, the Partnership received no advances from the General Partner. There were no amounts owed to the General Partner at March 31, 2009 and December 31, 2008.  Subsequent to March 31, 2009, the General Partner advanced approximately $9,000 to the Partnership to fund audit fees.

During the third and fourth quarters of 2008, the General Partner advanced approximately $56,000 to Hurbell IV Limited Partnership to fund operating expenses and a security deposit. During the three months ended March 31, 2009, the General Partner advanced approximately $41,000 to Hurbell IV Limited Partnership to fund operating expenses. There were no advances made by the General Partner to the Local Limited Partnership during the three months ended March 31, 2008. Interest on advances is charged at the prime rate plus 2% (5.25% at March 31, 2009). At March 31, 2009 and December 31, 2008, the balance owed to the General Partner by the Local Limited Partnership was approximately $151,000 and $109,000, respectively, including accrued interest of approximately $26,000 and $24,000, respectively.

The Local Limited Partnership accrued annual partnership administration fees payable to the General Partner of approximately $2,000 for each of the three months ended March 31, 2009 and 2008. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. No payments were made during the three months ended March 31, 2009 and 2008. The accumulated fees owed to NHP by Hurbell IV Limited Partnership are approximately $98,000 and $96,000 at March 31, 2009 and December 31, 2008, respectively.

5. CONTINGENCIES

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

The Partnership had cash and cash equivalents of approximately $1,000 and $28,000 at March 31, 2009 and 2008, respectively. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 2009, is dependent on distributions from recurring operations received from the Local Limited Partnership and proceeds from the sale or refinancing of the underlying property. The Partnership’s only other form of liquidity is from General Partner loans. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During the three months ended March 31, 2009 and 2008, the Partnership received no advances from the General Partner. There were no amounts owed to the General Partner at March 31, 2009 and December 31, 2008.  Subsequent to March 31, 2009, the General Partner advanced approximately $9,000 to the Partnership to fund audit fees.

At March 31, 2009 and December 31, 2008, the Partnership owed the General Partner approximately $14,000 and $13,000, respectively, for administrative and reporting services performed. There is no guarantee that Hurbell IV Limited Partnership will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather the payment of future administrative and reporting fees will most likely result from the sale or refinancing of the underlying property of the Local Limited Partnership, rather than through recurring operations.

Net cash used in operations for the three months ended March 31, 2009 was zero, compared to net cash used in operations of approximately $8,000 for the three months ended March 31, 2008.

During the three months ended March 31, 2009 and 2008, the Partnership made no advances for working capital purposes to the Local Limited Partnership. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnership at March 31, 2009 and December 31, 2008.

During the third and fourth quarters of 2008, the General Partner advanced approximately $56,000 to Hurbell IV Limited Partnership to fund operating expenses and a security deposit. During the three months ended March 31, 2009, the General Partner advanced approximately $41,000 to Hurbell IV Limited Partnership to fund operating expenses. There were no advances made by the General Partner to the Local Limited Partnership during the three months ended March 31, 2008. Interest on advances is charged at the prime rate plus 2% (5.25% at March 31, 2009). At March 31, 2009 and December 31, 2008, the balance owed to the General Partner by the Local Limited Partnership was approximately $151,000 and $109,000, respectively, including accrued interest of approximately $26,000 and $24,000, respectively.

The Local Limited Partnership accrued annual partnership administration fees payable to the General Partner of approximately $2,000 for each of the three months ended March 31, 2009 and 2008. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. No payments were made during the three months ended March 31, 2009 and 2008. The accumulated fees owed to NHP by Hurbell IV Limited Partnership are approximately $98,000 and $96,000 at March 31, 2009 and December 31, 2008, respectively.

Distributions received in excess of investment in the Local Limited Partnership represent the Partnership’s proportionate share of the excess cash available for distribution from the Local Limited Partnership.  As a result of the use of the equity method of accounting for the Partnership’s investment in the Local Limited Partnership, the investment carrying value for the Local Limited Partnership has been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in the Local Limited Partnership. There were no distributions received from the Local Limited Partnership during the three months ended March 31, 2009 and 2008. The receipt of distributions in future years is dependent on the operations of the underlying property of the Local Limited Partnership and the sale or refinancing of the underlying property.

The Partnership made no distributions during the three months ended March 31, 2009 and 2008.

As discussed in Note 3 to the financial statements included in “Item 1. Financial Statements”, Hurbell IV Limited Partnership has a note which was executed by the Local Limited Partnership with the seller as part of the acquisition of the property by the Local Limited Partnership.  The note is a nonrecourse note secured by both the Partnership's and NHP's interests in the Local Limited Partnership and is subordinated to the mortgage note on the property for as long as the mortgage note is insured by HUD.  Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. Neither the Local Limited Partnership nor any partner thereof, present or future, assume any personal liability for the payment of the note. The note was due November 9, 1999.  Interest continues to be paid or accrued under the original terms of the agreement. The note is in default and the noteholder has not exercised its rights under the note, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnership. There can be no assurance as to when, or if, such holder may seek to exercise such rights. Continuation of the Local Limited Partnership's operations in its present form is dependent on its ability to extend the maturity date of its note, or to repay or refinance the note.  The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

At March 31, 2009 and December 31, 2008, the Partnership holds an interest in one Local Limited Partnership, which operates one rental housing property. Due to the use of the equity method of accounting as discussed in “Item 1. Financial Statements – Note 3”, to the extent the Partnership still has a carrying basis in a Local Limited Partnership, results of operations will be impacted by the Partnership’s share of the profits or losses of the Local Limited Partnership.  The investment balance in the Local Limited Partnership has been reduced to zero.  As a result, the Partnership’s operations are no longer being affected by its share of this Local Limited Partnership’s operations.

The Partnership realized net loss of approximately $11,000 and $10,000 for the three months ended March 31, 2009 and 2008, respectively.  Net loss per unit of limited partnership interest was ($1.00) and ($0.91) for the three months ended March 31, 2009 and 2008, respectively.

The Partnership did not recognize approximately $17,000 of its allocated share of losses and approximately $4,000 of its allocated share of income from Hurbell IV Limited Partnership for the three months ended March 31, 2009 and 2008, respectively, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. As of March 31, 2009 and December 31, 2008, the Partnership has not recognized approximately $1,887,000 and $1,870,000, respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

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

Variable Interest Entities

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

At March 31, 2009 and December 31, 2008, the Partnership holds a variable interest in one Local Limited Partnership; however, the Partnership is not the primary beneficiary. The Local Limited Partnership is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which was zero at March 31, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

By: National Corporation for Housing Partnerships,
its sole general partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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