Form 10-Q
period 2009-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2009-08-13
CIK 731131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Balance Sheets

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
ASSETS
Cash and cash equivalents	$ 1	$ 1
Receivables from limited partners	8	8
Investment in and advances to Local Limited
Partnership (Note 3)	--	--
	$ 9	$ 9

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Administrative and reporting fees payable to
General Partner (Note 4)	$ 16	$ 13
Other accrued expenses	16	14
Due to affiliate (Note 4)	18	--
	50	27

Partners' (deficiency) capital
General Partner -- The National Housing
Partnership (NHP)	(87)	(87)
Original Limited Partner –- 1133 Fifteenth
Street Associates	(92)	(92)
Other Limited Partners -- 11,005 investment
units	138	161
	(41)	(18)
	$ 9	$ 9

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Operations

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2008	2009	2008
Revenues:
Other income	$ 1	$ --	$ 1	$ --

Expenses :
Administrative and reporting fees to
General Partner (Note 4)	2	2	3	3
Other operating expenses	11	11	21	20
Total expenses	13	13	24	23

Net loss	$ (12)	$ (13)	$ (23)	$ (23)

Allocation of net loss:
General Partner - NHP	$ --	$ --	$ --	$ --
Original Limited Partner - 1133
Fifteenth Street Associates	--	--	--	--
Other Limited Partners	(12)	(13)	(23)	(23)
	$ (12)	$ (13)	$ (23)	$ (23)

Net loss per Other Limited
Partnership interest (Note 2)	$ (1.09)	$ (1.18)	$ (2.09)	$ (2.09)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statement of Changes in Partners' (Deficiency) Capital

(Unaudited)

(in thousands, except unit data)

	The National	1133
	Housing	Fifteenth	Other

Partnership

Street

Limited

	(NHP)	Associates	Partners	Total

Partners’ (deficiency) capital
at December 31, 2008	$ (87)	$ (92)	$ 161	$ (18)

Net loss for the six months
ended June 30, 2009	--	--	(23)	(23)

Partners’ (deficiency) capital
at June 30, 2009	$ (87)	$ (92)	$ 138	$ (41)

Percentage interest at
June 30, 2009	1%	1%	98%	100%
	(A)	(B)	(C)

(A)            General Partner

(B)            Original Limited Partner

(C)            Consists of 11,005 investment units.

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Operating expenses paid	$ (19)	$ (19)
Other income received	1	--
Net cash used in operating activities	(18)	(19)

Cash flows from investing activities:	--	--

Cash flows provided by financing activities:
Advances from affiliate	18	--

Net decrease in cash and cash equivalents	--	(19)

Cash and cash equivalents, beginning of period	1	36

Cash and cash equivalents, end of period	$ 1	$ 17

Reconciliation of net loss to net cash used in operating
activities:
Net loss	$ (23)	$ (23)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in administrative and reporting fees
payable to General Partner	3	3
Increase in accounts payable and accrued expenses	2	1
Total adjustments	5	4
Net cash used in operating activities	$ (18)	$ (19)

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.  All such adjustments are of a normal and recurring nature. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2008.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 13, 2009.

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

At June 30, 2009 and December 31, 2008, the Partnership holds a variable interest in one Local Limited Partnership; however, the Partnership is not the primary beneficiary. The Local Limited Partnership is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at June 30, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167, which is effective for fiscal years beginning after November 15, 2009 and introduces a more qualitative approach to evaluating VIEs for consolidation.  SFAS No. 167 requires a company to perform an analysis to determine whether its variable interests gives it a controlling financial interest in a VIE.  This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, SFAS No. 167 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed.  SFAS No. 167 requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership has not yet determined the effect that SFAS No. 167 will have on its financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

3.    INVESTMENT IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIP

The Partnership owns a 99% limited partnership interest in one Local Limited Partnership: Hurbell IV Limited Partnership.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus, the investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership's share of the Local Limited Partnership’s losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero.  As of June 30, 2009 and December 31, 2008, the investment in the Local Limited Partnership had been reduced to zero.

The Partnership did not recognize approximately $67,000 of its allocated share of losses and approximately $1,000 of its allocated share of profits from Hurbell IV Limited Partnership for the six months ended June 30, 2009 and 2008, respectively, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. As of June 30, 2009 and December 31, 2008, the Partnership has not recognized approximately $1,937,000 and $1,870,000, respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

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

Advances made by the Partnership to the individual Local Limited Partnership are considered part of the Partnership's investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnership.  As discussed above, due to the cumulative losses incurred by the remaining Local Limited Partnership, the aggregate balance of investment in and advances to this Local Limited Partnership has been reduced to zero at June 30, 2009.  During the six months ended June 30, 2009 and 2008, the Partnership made no advances to the Local Limited Partnership. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnership at June 30, 2009 and December 31, 2008.

The following are condensed statements of operations for the three and six months ended June 30, 2009 and 2008, respectively, of the Local Limited Partnership in which the Partnership has invested.

The statements are compiled from financial statements of the Local Limited Partnership, prepared on the accrual basis of accounting, as supplied by the management agent of the project, and are unaudited.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
	(in thousands)		(in thousands)
Revenues:
Rental income	$ 93	$ 131	$ 224	$ 271
Other income	14	7	22	14
Total revenues	107	138	246	285
Expenses:
Operating expenses	137	117	269	237
Financial expenses	--	3	2	4
Interest on note payable	14	14	29	29
Depreciation	7	7	14	14
Total expenses	158	141	314	284
Net (loss) income	$ (51)	$ (3)	$ (68)	$ 1
National Housing Partnership Realty
Fund I share of net (loss) income	$ (50)	$ (3)	$ (67)	$ 1

4. TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $3,000 for each of the six months ended June 30, 2009 and 2008. As of June 30, 2009 and December 31, 2008, the Partnership owed approximately $16,000 and $13,000, respectively, to the General Partner for accrued administrative and reporting fees.  The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of the underlying property of the Local Limited Partnership.

During the six months ended June 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $18,000 to fund audit fees. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2009). Interest expense was less than $1,000 for the six months ended June 30, 2009.  There were no such advances or interest expense during the six months ended June 30, 2008. At June 30, 2009, there were outstanding advances and associated accrued interest of approximately $18,000 which was included in due to affiliate on the accompanying balance sheet. There were no such amounts owed to AIMCO Properties, L.P., an affiliate of the General Partner at December 31, 2008. Subsequent to June 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced approximately $19,000 to the Partnership to fund operating expenses. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

During the third and fourth quarters of 2008, AIMCO Properties, L.P., an affiliate of the General Partner advanced approximately $56,000 to Hurbell IV Limited Partnership to fund operating expenses and a security deposit. During the six months ended June 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced approximately $89,000 to Hurbell IV Limited Partnership to fund operating expenses. There were no advances made by AIMCO Properties, L.P., an affiliate of the General Partner to the Local Limited Partnership during the six months ended June 30, 2008. Interest on advances is charged at the prime rate plus 2% (5.25% at June 30, 2009). At June 30, 2009 and December 31, 2008, the balance owed to AIMCO Properties, L.P., an affiliate of the General Partner by the Local Limited Partnership was approximately $202,000 and $109,000, respectively, including accrued interest of approximately $28,000 and $24,000, respectively.  The Local Limited Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Local Limited Partnership accrued annual partnership administration fees payable to the General Partner of approximately $4,000 for each of the six months ended June 30, 2009 and 2008. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. No payments were made during the six months ended June 30, 2009 and 2008. The accumulated fees owed to NHP by Hurbell IV Limited Partnership are approximately $100,000 and $96,000 at June 30, 2009 and December 31, 2008, respectively.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments” requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. At June 30, 2009 the Partnership believes that the carrying value of other assets and liabilities reported on the balance sheet that require such disclosure approximated its fair value.

6. CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation involving it or the underlying investment property of the Local Limited Partnership in which the Partnership invests that are not of a routine nature arising in the ordinary course of business.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in the limited partnership and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership had cash and cash equivalents of approximately $1,000 at both June 30, 2009 and December 31, 2008. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 2009, is dependent on distributions from recurring operations received from the Local Limited Partnership and proceeds from the sale or refinancing of the underlying property. The Partnership’s only other form of liquidity are advances from its General Partner. AIMCO Properties, L.P., an affiliate of the General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such advances.

During the six months ended June 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $18,000 to fund audit fees. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2009). Interest expense was less than $1,000 for the six months ended June 30, 2009.  There were no such advances or interest expense during the six months ended June 30, 2008. At June 30, 2009, there were outstanding advances and associated accrued interest of approximately $18,000. There were no such amounts owed to AIMCO Properties, L.P., an affiliate of the General Partner at December 31, 2008.  Subsequent to June 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced approximately $19,000 to the Partnership to fund operating expenses.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

At June 30, 2009 and December 31, 2008, the Partnership owed the General Partner approximately $16,000 and $13,000, respectively, for administrative and reporting services performed. There is no guarantee that Hurbell IV Limited Partnership will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather the payment of future administrative and reporting fees will most likely result from the sale or refinancing of the underlying property of the Local Limited Partnership, rather than through recurring operations.

Net cash used in operations for the six months ended June 30, 2009 was approximately $18,000, compared to net cash used in operations of approximately $19,000 for the six months ended June 30, 2008.

During the six months ended June 30, 2009 and 2008, the Partnership made no advances for working capital purposes to the Local Limited Partnership. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnership at June 30, 2009 and December 31, 2008.

During the third and fourth quarters of 2008, AIMCO Properties, L.P., an affiliate of the General Partner advanced approximately $56,000 to Hurbell IV Limited Partnership to fund operating expenses and a security deposit. During the six months ended June 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced approximately $89,000 to Hurbell IV Limited Partnership to fund operating expenses. There were no advances made by AIMCO Properties, L.P., an affiliate of the General Partner to the Local Limited Partnership during the six months ended June 30, 2008. Interest on advances is charged at the prime rate plus 2% (5.25% at June 30, 2009). At June 30, 2009 and December 31, 2008, the balance owed to AIMCO Properties, L.P., an affiliate of the General Partner by the Local Limited Partnership was approximately $202,000 and $109,000, respectively, including accrued interest of approximately $28,000 and $24,000, respectively.  The Local Limited Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Local Limited Partnership accrued annual partnership administration fees payable to the General Partner of approximately $4,000 for each of the six months ended June 30, 2009 and 2008. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. No payments were made during the six months ended June 30, 2009 and 2008. The accumulated fees owed to NHP by Hurbell IV Limited Partnership are approximately $100,000 and $96,000 at June 30, 2009 and December 31, 2008, respectively.

Distributions received in excess of investment in the Local Limited Partnership represent the Partnership’s proportionate share of the excess cash available for distribution from the Local Limited Partnership.  As a result of the use of the equity method of accounting for the Partnership’s investment in the Local Limited Partnership, the investment carrying value for the Local Limited Partnership has been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in the Local Limited Partnership. There were no distributions received from the Local Limited Partnership during the six months ended June 30, 2009 and 2008. The receipt of distributions in future years is dependent on the operations of the underlying property of the Local Limited Partnership and the sale or refinancing of the underlying property.

The Partnership made no distributions during the six months ended June 30, 2009 and 2008.

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

RESULTS OF OPERATIONS

At June 30, 2009 and December 31, 2008, the Partnership holds an interest in one Local Limited Partnership, which operates one rental housing property. Due to the use of the equity method of accounting as discussed in “Item 1. Financial Statements – Note 3”, to the extent the Partnership still has a carrying basis in a Local Limited Partnership, results of operations will be impacted by the Partnership’s share of the profits or losses of the Local Limited Partnership.  The investment balance in the Local Limited Partnership has been reduced to zero.  As a result, the Partnership’s operations are no longer being affected by its share of this Local Limited Partnership’s operations.

The Partnership realized net loss of approximately $12,000 and $23,000 for the three and six months ended June 30, 2009, respectively, compared to net loss of approximately $13,000 and $23,000 for the three and six months ended June 30, 2008, respectively. Net loss per other limited partnership interest was $1.09 and $2.09 for the three and six months ended June 30, 2009, respectively, compared to net loss per other limited partnership interest of $1.18 and $2.09 for the three and six months ended June 30, 2008, respectively.

The Partnership did not recognize approximately $67,000 of its allocated share of losses and approximately $1,000 of its allocated share of income from Hurbell IV Limited Partnership for the six months ended June 30, 2009 and 2008, respectively, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. As of June 30, 2009 and December 31, 2008, the Partnership has not recognized approximately $1,937,000 and $1,870,000, respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

Off-Balance Sheet Arrangements

The Partnership owns a limited partnership interest in an unconsolidated Local Limited Partnership, in which the Partnership’s ownership percentage is 99%. However, based on the provisions of the relevant partnership agreement, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnership that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 2 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnership and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to this unconsolidated Local Limited Partnership is limited to the recorded investment in and receivables from the Local Limited Partnership. See “Note 3 – Investment In and Advances to Local Limited Partnership” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investment in the unconsolidated Local Limited Partnership.

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

At June 30, 2009 and December 31, 2008, the Partnership holds a variable interest in one Local Limited Partnership; however, the Partnership is not the primary beneficiary. The Local Limited Partnership is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which was zero at June 30, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

PART II – OTHER INFORMATION

Item 6.     Exhibits.

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

By: The National Housing Partnership,
its sole general partner

By: National Corporation for Housing Partnerships,
its sole general partner

Date: August 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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