Form 10-Q
period 2009-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2009-11-16
CIK 731131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Balance Sheets

 (in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
ASSETS
Cash and cash equivalents	$ 3	$ 1
Receivables from limited partners	8	8
Investments in and advances to Local Limited
Partnership (Note 3)	--	--
	$ 11	$ 9

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Administrative and reporting fees payable to
General Partner (Note 4)	$ 17	$ 13
Due to affiliate (Note 4)	37	--
Other accrued expenses	10	14
	64	27

Partners' (deficiency) capital
General Partner -- The National Housing
Partnership (NHP)	(87)	(87)
Original Limited Partner –- 1133 Fifteenth
Street Associates	(92)	(92)
Other Limited Partners -- 11,005 investment
units	126	161
	(53)	(18)
	$ 11	$ 9

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Operations

 (Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Other income	$ --	$ --	$ 1	$ --

Expenses:
Administrative and reporting fees
to General Partner (Note 4)	1	1	4	4
Other operating expenses	11	11	32	31
Total expenses	12	12	36	35

Net loss	$ (12)	$ (12)	$ (35)	$ (35)

Allocation of net loss:
General Partner - NHP	$ --	$ --	$ --	$ --
Original Limited Partner - 1133
Fifteenth Street Associates	--	--	--	--
Other Limited Partners	(12)	(12)	(35)	(35)
	$ (12)	$ (12)	$ (35)	$ (35)

Net loss per Other Limited
Partnership interest (Note 2)	$ (1.09)	$ (1.08)	$ (3.18)	$ (3.17)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statement of Changes in Partners' (Deficiency) Capital

 (Unaudited)

(in thousands, except unit data)

	The National	1133
	Housing	Fifteenth	Other

Partnership

Street

Limited

	(NHP)	Associates	Partners	Total

Partners’ (deficiency)
capital at
December 31, 2008	$ (87)	$ (92)	$ 161	$ (18)

Net loss for the nine
months ended
September 30, 2009	--	--	(35)	(35)

Partners’ (deficiency)
capital at
September 30, 2009	$ (87)	$ (92)	$ 126	$ (53)

Percentage interest at
September 30, 2009	1%	1%	98%	100%
	(A)	(B)	(C)

(A)            General Partner

(B)            Original Limited Partner

(C)            Consists of 11,005 investment units

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Cash Flows

 (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Operating expenses paid	(36)	(25)
Other income received	1	--
Net cash used in operating activities	(35)	(25)

Cash flows from investing activities:	--	--

Cash flows provided by financing activities:
Advances from affiliate	37	--

Net increase (decrease) in cash and cash equivalents	2	(25)

Cash and cash equivalents, beginning of period	1	36

Cash and cash equivalents, end of period	$ 3	$ 11

Reconciliation of net loss to net cash used in operating
activities:
Net loss	$ (35)	$ (35)
Adjustments to reconcile net loss to net cash used
in operating activities:
Increase in administrative and reporting fees
payable to General Partner	4	4
(Decrease) increase in accounts payable and
accrued expenses	(4)	6
Total adjustments	--	10
Net cash used in operating activities	$ (35)	$ (25)

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.  All such adjustments are of a normal and recurring nature. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2008.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Net Loss Per Other Limited Partnership Interest

Net loss per Other Limited Partnership interest was computed by dividing the Other Limited Partner’s share of net loss by the number of Other Limited Partner units outstanding at the beginning of the year.  The number of Other Limited Partner units used was 11,005 and 11,030 for the three and nine months ended September 30, 2009 and 2008, respectively.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary.Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; the Partnership’s and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At September 30, 2009 and December 31, 2008, the Partnership holds a variable interest in one Local Limited Partnership; however, the Partnership is not the primary beneficiary. The Local Limited Partnership is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at September 30, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

In June 2009, the FASB issued SFAS No. 167 -- Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a VIE. The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. This statement will be effective for the Partnership in 2010. Early adoption is prohibited.  The Partnership does not believe that the adoption of SFAS 167 will have a significant effect on the Partnership’s financial statements.  As of September 30, 2009, SFAS 167 had not been added to the FASB ASC.

3.    INVESTMENT IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIP

The Partnership owns a 99% limited partnership interest in one Local Limited Partnership: Hurbell IV Limited Partnership.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus, the investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership's share of the Local Limited Partnership’s losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to it, it does not recognize losses once its investment in the individual Local Limited Partnership, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero.  As of September 30, 2009 and December 31, 2008, the investment in the Local Limited Partnership had been reduced to zero.

The Partnership did not recognize approximately $80,000 of its allocated share of losses and approximately $2,000 of its allocated share of profits from Hurbell IV Limited Partnership for the nine months ended September 30, 2009 and 2008, respectively, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. As of September 30, 2009 and December 31, 2008, the Partnership has not recognized approximately $1,950,000 and $1,870,000, respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

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

Advances made by the Partnership to the individual Local Limited Partnership are considered part of the Partnership's investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnership.  As discussed above, due to the cumulative losses incurred by the remaining Local Limited Partnership, the aggregate balance of investment in and advances to this Local Limited Partnership has been reduced to zero at September 30, 2009.  During the nine months ended September 30, 2009 and 2008, the Partnership made no advances to the Local Limited Partnership. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnership at September 30, 2009 and December 31, 2008.

The following are condensed statements of operations for the three and nine months ended September 30, 2009 and 2008, respectively, of the Local Limited Partnership in which the Partnership has invested.

The statements are compiled from financial statements of the Local Limited Partnership, prepared on the accrual basis of accounting, as supplied by the management agent of the project, and are unaudited.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
	(in thousands)		(in thousands)
Revenues:
Rental income	$ 124	$ 138	$ 348	$ 409
Other income	11	9	33	23
Total revenues	135	147	381	432
Expenses:
Operating expenses	125	123	394	360
Financial expenses	1	1	3	5
Interest on note payable	15	15	44	44
Depreciation	7	7	21	21
Total expenses	148	146	462	430
Net (loss) income	$ (13)	$ 1	$ (81)	$ 2
National Housing Partnership Realty
Fund I share of net (loss) income	$ (13)	$ 1	$ (80)	$ 2

4. TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $4,000 for each of the nine months ended September 30, 2009 and 2008. As of September 30, 2009 and December 31, 2008, the Partnership owed approximately $17,000 and $13,000, respectively, to the General Partner for accrued administrative and reporting fees.  The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of the underlying property of the Local Limited Partnership.

During the nine months ended September 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $37,000 to fund audit fees and operating expenses of the Partnership. The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2009). Interest expense was less than $1,000 for the nine months ended September 30, 2009.  There were no such advances or interest expense during the nine months ended September 30, 2008. At September 30, 2009, there were outstanding advances and associated accrued interest of approximately $37,000 which was included in due to affiliate on the accompanying balance sheet. There were no such amounts owed to AIMCO Properties, L.P., an affiliate of the General Partner at December 31, 2008. Subsequent to September 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced approximately $13,000 to the Partnership to fund audit fees and operating expenses. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

During the nine months ended September 30, 2009 and 2008, AIMCO Properties, L.P., an affiliate of the General Partner advanced approximately $89,000 and $38,000, respectively, to Hurbell IV Limited Partnership to fund operating expenses. Interest on advances is charged at the prime rate plus 2% (5.25% at September 30, 2009). During the nine months ended September 30, 2009, Hurbell IV Limited Partnership repaid AIMCO Properties, L.P. approximately $3,000, which included approximately $2,000 of accrued interest. There were no repayments made during the nine months ended September 30, 2008. At September 30, 2009 and December 31, 2008, the balance owed to AIMCO Properties, L.P., an affiliate of the General Partner by the Local Limited Partnership was approximately $197,000 and $109,000, respectively, including accrued interest of approximately $28,000 and $24,000, respectively.  The Local Limited Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Local Limited Partnership accrued annual partnership administration fees payable to the General Partner of approximately $6,000 for each of the nine months ended September 30, 2009 and 2008. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. No payments were made during the nine months ended September 30, 2009 and 2008. The accumulated fees owed to NHP by Hurbell IV Limited Partnership are approximately $102,000 and $96,000 at September 30, 2009 and December 31, 2008, respectively.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At September 30, 2009 the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

The Partnership had cash and cash equivalents of approximately $3,000 and $1,000 at September 30, 2009 and December 31, 2008, respectively. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 2009, is dependent on distributions from recurring operations received from the Local Limited Partnership and proceeds from the sale or refinancing of the underlying property. The Partnership’s only other form of liquidity are advances from its General Partner. AIMCO Properties, L.P., an affiliate of the General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such advances.

During the nine months ended September 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $37,000 to fund audit fees and operating expenses of the Partnership. The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2009). Interest expense was less than $1,000 for the nine months ended September 30, 2009.  There were no such advances or interest expense during the nine months ended September 30, 2008. At September 30, 2009, there were outstanding advances and associated accrued interest of approximately $37,000.There were no such amounts owed to AIMCO Properties, L.P., an affiliate of the General Partner at December 31, 2008.  Subsequent to September 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced approximately $13,000 to the Partnership to fund audit fees and operating expenses.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

At September 30, 2009 and December 31, 2008, the Partnership owed the General Partner approximately $17,000 and $13,000, respectively, for administrative and reporting services performed. There is no guarantee that Hurbell IV Limited Partnership will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather the payment of future administrative and reporting fees will most likely result from the sale or refinancing of the underlying property of the Local Limited Partnership, rather than through recurring operations.

Net cash used in operations for the nine months ended September 30, 2009 was approximately $35,000, compared to net cash used in operations of approximately $25,000 for the nine months ended September 30, 2008.

During the nine months ended September 30, 2009 and 2008, the Partnership made no advances for working capital purposes to the Local Limited Partnership. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnership at September 30, 2009 and December 31, 2008.

During the nine months ended September 30, 2009 and 2008, AIMCO Properties, L.P., an affiliate of the General Partner advanced approximately $89,000 and $38,000, respectively, to Hurbell IV Limited Partnership to fund operating expenses. Interest on advances is charged at the prime rate plus 2% (5.25% at September 30, 2009). During the nine months ended September 30, 2009, Hurbell IV Limited Partnership repaid AIMCO Properties, L.P. approximately $3,000, which included approximately $2,000 of accrued interest. There were no repayments made during the nine months ended September 30, 2008. At September 30, 2009 and December 31, 2008, the balance owed to AIMCO Properties, L.P., an affiliate of the General Partner by the Local Limited Partnership was approximately $197,000 and $109,000, respectively, including accrued interest of approximately $28,000 and $24,000, respectively.  The Local Limited Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Local Limited Partnership accrued annual partnership administration fees payable to the General Partner of approximately $6,000 for each of the nine months ended September 30, 2009 and 2008. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. No payments were made during the nine months ended September 30, 2009 and 2008. The accumulated fees owed to NHP by Hurbell IV Limited Partnership are approximately $102,000 and $96,000 at September 30, 2009 and December 31, 2008, respectively.

Distributions received in excess of investment in the Local Limited Partnership represent the Partnership’s proportionate share of the excess cash available for distribution from the Local Limited Partnership.  As a result of the use of the equity method of accounting for the Partnership’s investment in the Local Limited Partnership, the investment carrying value for the Local Limited Partnership has been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in the Local Limited Partnership. There were no distributions received from the Local Limited Partnership during the nine months ended September 30, 2009 and 2008. The receipt of distributions in future years is dependent on the operations of the underlying property of the Local Limited Partnership and the sale or refinancing of the underlying property.

The Partnership made no distributions during the nine months ended September 30, 2009 and 2008.

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

RESULTS OF OPERATIONS

At September 30, 2009 and December 31, 2008, the Partnership holds an interest in one Local Limited Partnership, which operates one rental housing property. Due to the use of the equity method of accounting as discussed in “Item 1. Financial Statements – Note 3”, to the extent the Partnership still has a carrying basis in a Local Limited Partnership, results of operations will be impacted by the Partnership’s share of the profits or losses of the Local Limited Partnership.  The investment balance in the Local Limited Partnership has been reduced to zero.  As a result, the Partnership’s operations are no longer being affected by its share of this Local Limited Partnership’s operations.

The Partnership realized net losses of approximately $12,000 and $35,000 for both the three and nine months ended September 30, 2009 and 2008, respectively. Net loss per other limited partnership interest was $1.09 and $3.18 for the three and nine months ended September 30, 2009, respectively, compared to net loss per other limited partnership interest of $1.08 and $3.17 for the three and nine months ended September 30, 2008, respectively.

The Partnership did not recognize approximately $80,000 of its allocated share of losses and approximately $2,000 of its allocated share of income from Hurbell IV Limited Partnership for the nine months ended September 30, 2009 and 2008, respectively, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. As of September 30, 2009 and December 31, 2008, the Partnership has not recognized approximately $1,950,000 and $1,870,000, respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

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

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary.Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; the Partnership’s and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At September 30, 2009 and December 31, 2008, the Partnership holds a variable interest in one Local Limited Partnership; however, the Partnership is not the primary beneficiary. The Local Limited Partnership is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at September 30, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

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

By: National Corporation for Housing Partnerships,
its sole general partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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