Form 10-K
period 2009-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2010-03-30
CIK 731131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant’s telephone number, including area code (864) 239-1000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in the limited partnership and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"), is the general partner of the Partnership. The General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

The Partnership's business is to hold a limited partnership interest in one limited partnership ("Local Limited Partnership"), which owns and operates a multi-family rental housing property ("Property") which receives one or more forms of assistance from the Federal Government at December 31, 2009.  The Partnership held interests in nine other Local Limited Partnerships, seven of which sold their properties and two whose interests were foreclosed upon prior to 2008.

The Partnership acquired an interest in the Local Limited Partnership from the seller who originally developed the Property.  NHP is the general partner of the remaining Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnership is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement.See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information relating to the Partnership’s rights and obligations to make additional contributions or loans to the Local Limited Partnership.

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

The following is a schedule of the remaining Property owned by the Local Limited Partnership in which the Partnership is a limited partner:

SCHEDULE OF PROPERTY OWNED BY LOCAL LIMITED PARTNERSHIP

IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND I HAS AN INVESTMENT

			Units
		Financed,	Authorized	Occupancy
		Insured	for Rental	Percentage
		and	Assistance	for the Years Ended
Property Name, Location	Number of	Subsidized	Under	December 31,
and Partnership Name	Units	Under	Section 8 (B)	2009	2008

Talladega Downs	100	(A)	100	85%	90%
Talladega, Alabama
(Hurbell IV Limited
Partnership)

(A)            The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)            Section 8 of Title II of the Housing and Community Development Act of 1974.

Ownership Percentage

The following table details the Partnership's ownership percentage of Hurbell IV Limited Partnership and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on the remaining property for the Local Limited Partnership as of December 31, 2009.

	NHP Realty Fund I	Original Cost
	Percentage	of Ownership	Mortgage	Note Payable and
Partnership	Interest	Interest	Note	Accrued Interest (1)
(in thousands)

Hurbell IV L.P.	99%	$ 372	$ 415	$2,116

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

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD’s rental assistance under Section 8 of the United States Housing Act of 1937, as amended, (“Section 8") after the expiration of their original Section 8 contracts.   This legislation affects 100 units, or 100% of the units in which the Partnership had invested at December 31, 2009 and 2008. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the “1997 Housing Act”).  Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market.  This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels.  The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years.  In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contract expires:

		Subsidized Units	Subsidized Units
		Expiring as a	Expiring as a
	Number of	Percentage of Total	Percentage of
	Units	Subsidized Units	Total Units

2010	100	100%	100%

All of the units (100 in total) receiving rent subsidies from Section 8 have their contracts expire during the year ending December 31, 2010.The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an “OCAF”) or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an “exception rent” level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program.  For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase.  In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership’s intention to opt out of the program prior to contract termination.

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

The Local Limited Partnership recorded approximately $426,000 of its revenues during 2009 from HUD under the terms of one or more HAP contracts which provide for rental assistance to the Local Limited Partnership on behalf of low-income tenants who meet certain qualifications. The Local Limited Partnership's future intentions and potential future changes in HUD regulations and the appropriations of related funds are uncertain, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnership. The current contract expires on February 28, 2011.

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

      (b)   As of December 31, 2009, there were 920 registered holders of 10,980 limited partnership interests (in addition to 1133 Fifteenth Street Associates - See "Item 8. Financial Statements and Supplementary Data - Note 2"). In both 2009 and 2008, the number of Limited Partnership Units decreased by 25 due to Limited Partners abandoning his or her units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

(c)   There were no distributions made to the partners during the years ended December 31, 2009 or 2008.

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

The Partnership had cash and cash equivalents of approximately $7,000 and $1,000 at December 31, 2009 and 2008, respectively.  The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 2009, is dependent on distributions from recurring operations received from the Local Limited Partnership and proceeds from the sale or refinancing of the underlying property.  The Partnership’s only other form of liquidity are advances from its General Partner. AIMCO Properties, L.P., an affiliate of the General Partner, will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such advances.

During the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $50,000 to fund audit fees and operating expenses of the Partnership. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2009). Interest expense was approximately $1,000 for the year ended December 31, 2009.  There were no such advances or interest expense during the year ended December 31, 2008. At December 30, 2009, there were outstanding advances and associated accrued interest of approximately $51,000. There were no such amounts owed at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

At December 31, 2009 and 2008 the Partnership owed the General Partner approximately $18,000 and $13,000, respectively, for administrative and reporting services performed. There is no guarantee that Hurbell IV Limited Partnership will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather, the payment of future administrative and reporting fees will most likely result from the sale or refinancing of the underlying property of the Local Limited Partnership, rather than through recurring operations.

Net cash used in operations for the year ended December 31, 2009 was approximately $44,000, compared to net cash used in operations of approximately $35,000 for the year ended December 31, 2008.

During the years ended December 31, 2009 and 2008, the Partnership made no advances for working capital purposes to the Local Limited Partnership. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnership at December 31, 2009 or 2008.

During the years ended December 31, 2009 and 2008, AIMCO Properties, L.P., an affiliate of the General Partner advanced approximately $89,000 and $38,000, respectively, to Hurbell IV Limited Partnership to fund operating expenses. Interest on advances is charged at the prime rate plus 2% (5.25% at December 31, 2009). During the year ended December 31, 2009, Hurbell IV Limited Partnership repaid AIMCO Properties, L.P. approximately $3,000, which included approximately $2,000 of accrued interest. There were no repayments made during the year ended December 31, 2008. At December 31, 2009 and 2008, the balance owed to AIMCO Properties, L.P., an affiliate of the General Partner by the Local Limited Partnership was approximately $204,000 and $109,000, respectively, including accrued interest of approximately $30,000 and $24,000, respectively.  The Local Limited Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.

The Local Limited Partnership has accrued annual partnership administration fees payable to the General Partner of approximately $7,000 for each of the years ended December 31, 2009 and 2008. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. No payments were made during the years ended December 31, 2009 and 2008. The accumulated fees owed to NHP by Hurbell IV Limited Partnership are approximately $103,000 and $96,000 at December 31, 2009 and 2008, respectively.

Distributions received in excess of investment in the Local Limited Partnership represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnership. As a result of the use of the equity method of accounting for the Partnership's investment in the Local Limited Partnership, the investment carrying value for the Local Limited Partnership has been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnership. There were no distributions received from the Local Limited Partnership during the years ended December 31, 2009 and 2008. The receipt of distributions in future years is dependent on the operations of the underlying property of the Local Limited Partnership and the sale or refinancing of the underlying property.

The Partnership made no distributions during the years ended December 31, 2009 and 2008.

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

Results of Operations

At December 31, 2009 and 2008, the Partnership holds an interest in one Local Limited Partnership, which operates one rental housing property. Due to the use of the equity method of accounting as discussed in “Note 2 – Organization and Summary of Significant Accounting Policies” to the financial statements included in “Item 8. Financial Statements and Supplementary Data”, to the extent the Partnership still has a carrying basis in a Local Limited Partnership, results of operations will be impacted by the Partnership’s share of the profits or losses of the Local Limited Partnership.  The investment balance in the Local Limited Partnership has been reduced to zero.  As a result, the Partnership’s operations are no longer being affected by its share of the Local Limited Partnership’s operations.

The Partnership realized net losses of approximately$47,000 for each of the years ended December 31, 2009 and 2008.  Net loss per other limited partnership interest was $4.27 and $4.26 for the years ended December 31, 2009 and 2008, respectively.

The Partnership did not recognize approximately $162,000 and $66,000 of its allocated share of losses from Hurbell IV Limited Partnership for the years ended December 31, 2009 and 2008, respectively, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. As of December 31, 2009 and 2008, the Partnership has not recognized approximately $2,032,000 and $1,870,000, respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

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

At December 31, 2009 and 2008, the Partnership holds a variable interest in one Local Limited Partnership; however, the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership.  The Partnership and the general partner of the Local Limited Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Limited Partnership and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

•         the principal purpose of the Local Limited Partnership is to conduct a business that is uniquely complementary to the general partners’ primary business (ownership and management of real estate properties);

•         the general partner conducts and manages the business of the Local Limited Partnership;

•         the general partner has the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnership’s underlying real estate properties;

•         the general partner is responsible for approving operating and capital budgets for the property owned by the Local Limited Partnership;

•         the general partner is obligated to fund any recourse obligations of the Local Limited Partnership; and

•         the general partner is authorized to borrow funds on behalf of the Local Limited Partnership.

The Local Limited Partnership is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at both December 31, 2009 and 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

Item 8.     Financial Statements and Supplementary Data.

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheets – December 31, 2009 and 2008

Statements of Operations – Years ended December 31, 2009 and 2008

Statements of Changes in Partners’ (Deficiency) Capital – Years ended December 31, 2009 and 2008

Statements of Cash Flows – Years ended December 31, 2009 and 2008

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Housing Partnership Realty Fund I

We have audited the accompanying balance sheets of National Housing Partnership Realty Fund I (the “Partnership”) as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’(deficiency)capital, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund I at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

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

March 30, 2010

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Balance Sheets

 (in thousands, except unit data)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$ 7	$ 1
Receivables from limited partners	8	8
Investments in and advances to Local Limited
Partnership (Note 3)	--	--
	$ 15	$ 9

LIABILITIES AND PARTNERS’ (DEFICIENCY) CAPITAL

Liabilities
Administrative and reporting fees payable to
General Partner (Note 4)	$ 18	$ 13
Due to affiliate (Note 4)	51	--
Other accrued expenses	11	14
	80	27

Partners’ (deficiency) capital
General Partner – The National Housing
Partnership (NHP)	(87)	(87)
Original Limited Partner –- 1133 Fifteenth
Street Associates	(92)	(92)
Other Limited Partners – 10,980 investment
units	114	161
	(65)	(18)
	$ 15	$ 9

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

STATEMENTS OF OPERATIONS

 (in thousands, except per unit data)

	Years Ended
	December 31,
	2009	2008

Revenues
Other income	$ 1	$ --

Expenses
Administrative and reporting fees to General
Partner (Note 4)	5	5
Interest expense (Note 4)	1	--
Other operating expenses	42	42
Total expenses	48	47

Net loss (Note 5)	$ (47)	$ (47)

Allocation of net loss:
General Partner – NHP	$ --	$ --
Original Limited Partner – 1133 Fifteenth Street
Associates	--	--
Other Limited Partners	(47)	(47)
	(47)	(47)

Net loss per Other Limited Partnership interest (Note 2)	$ (4.27)	$ (4.26)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

STATEMENTS OF CHANGES IN PARTNERS’ (DEFICIENCY) CAPITAL

(in thousands, except unit data)

	The National	1133
	Housing	Fifteenth	Other

Partnership

Street

Limited

	(NHP)	Associates	Partners	Total

Partners’ (deficiency) capital
at December 31, 2007	$ (87)	$ (92)	$ 208	$ 29

Net loss for the year ended
December 31, 2008	--	--	(47)	(47)

Partners’ (deficiency) capital
at December 31, 2008	(87)	(92)	161	(18)

Net loss for the year ended
December 31, 2009	--	--	(47)	(47)

Partners’ (deficiency) capital
at December 31, 2009	$ (87)	$ (92)	$ 114	$ (65)

Percentage interest at
December 31, 2009 and 2008	1%	1%	98%	100%
	(A)	(B)	(C)

(A)   General Partner

(B)   Original Limited Partner

(C)   Consists of 10,980 and 11,005 investment units at December 31, 2009 and 2008, respectively. During both 2009 and 2008, 25 units were abandoned (see Note 2).

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Operating expenses paid	$ (45)	$ (35)
Other income received	1	--
Net cash used in operating activities	(44)	(35)

Cash flows from investing activities:	--	--

Cash flows provided by financing activities:
Advances from affiliate	50	--

Net increase (decrease) in cash and cash equivalents	6	(35)

Cash and cash equivalents, beginning of year	1	36

Cash and cash equivalents, end of year	$ 7	$ 1

Reconciliation of net loss to net cash used in operating
activities:
Net loss	$ (47)	$ (47)
Adjustments to reconcile net loss to net cash used in
operating activities:
Increase in administrative and reporting fees
payable to General Partner	5	5
(Decrease) increase in accounts payable and accrued
expenses	(3)	7
Increase in accrued interest due to General Partner	1	--
Total adjustments	3	12
Net cash used in operating activities	$ (44)	$ (35)

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

Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a VIE. The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. The Partnership will adopt SFAS 167 effective January 1, 2010. The Partnership does not believe that the adoption of SFAS 167 will have a significant effect on the Partnership’s financial statements.  As of December 31, 2009, SFAS 167 had not been added to the FASB ASC.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practible to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2009 the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of the instruments.

Segment Reporting

FASB ASC Topic 280-10, “Segment Reporting”,established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Abandonment of Limited Partnership Units

During both years ended December 31, 2009 and 2008, the number of Limited Partnership Units decreased by 25 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year.  The loss per Other Limited Partnership interest on the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.  The number of units outstanding was 11,005 and 11,030 at January 1, 2009 and 2008, respectively.

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

At December 31, 2009 and 2008, the Partnership holds a variable interest in one Local Limited Partnership; however, the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership. The Partnership and the general partner of the Local Limited Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Limited Partnership and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

•         the principal purpose of the Local Limited Partnership is to conduct a business that is uniquely complementary to the general partners’ primary business (ownership and management of real estate properties);

•         the general partner conducts and manages the business of the Local Limited Partnership;

•         the general partner has the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnership’s underlying real estate properties;

•         the general partner is responsible for approving operating and capital budgets for the property owned by the Local Limited Partnership;

•         the general partner is obligated to fund any recourse obligations of the Local Limited Partnership; and

•         the general partner is authorized to borrow funds on behalf of the Local Limited Partnership.

The Local Limited Partnership is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at both December 31, 2009 and 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

3.       INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIP

The Partnership owns a 99% limited partnership interest in one Local Limited Partnership: Hurbell IV Limited Partnership.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus, the investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to it, it does not recognize losses once its investment in the individual Local Limited Partnership, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero.  As of December 31, 2009 and 2008, the investment in the Local Limited Partnership had been reduced to zero.

The Partnership did not recognize approximately $162,000 and $66,000 of its allocated share of losses from Hurbell IV Limited Partnership for the years ended December 31, 2009 and 2008, respectively, as the Partnership’s net carrying basis in this Local Limited Partnership had been reduced to zero. As of December 31, 2009 and 2008, the Partnership has not recognized approximately $2,032,000 and $1,870,000, respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

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

Advances made by the Partnership to the individual Local Limited Partnership are considered part of the Partnership’s investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnership.  As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investment in and advances to the Local Limited Partnership has been reduced to zero at December 31, 2009. During the year ended December 31, 2009 and 2008, the Partnership made no advances to the Local Limited Partnership. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnership at December 31, 2009 or 2008.

A summary of the unaudited balance sheets of the aforementioned Local Limited Partnership as of December 31, 2009 and 2008, and the unaudited results of operations for each of the two years in the period ended December 31, 2009, are as follows.

CONDENSED BALANCE SHEETS
OF THE LOCAL LIMITED PARTNERSHIP
(in thousands)
	December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Assets:
Land	$ 101	$ 101
Buildings and improvements, net of accumulated
depreciation of approximately $526 and $493	423	429
Other assets	315	376
	$ 839	$ 906
Liabilities and Partners’ Deficit:
Liabilities:
Mortgage note payable	$ 415	$ 495
Note payable	648	648
Accrued interest on note payable	1,468	1,411
Other liabilities	408	289
	2,939	2,843
Partners’ Deficit:
National Housing Partnership Realty Fund I	(2,030)	(1,868)
Other partners	(70)	(69)
	(2,100)	(1,937)
	$ 839	$ 906

CONDENSED STATEMENTS OF OPERATIONS
OF THE LOCAL LIMITED PARTNERSHIP
(in thousands)
	Years Ended
	December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues:
Rental income	$ 480	$ 523
Other income	48	34

Total revenues	528	557

Expenses:
Operating expenses	590	530
Financial expenses	10	7
Interest on note payable	58	59
Depreciation	33	28

Total expenses	691	624

Loss from continuing operations	$ (163)	$ (67)

National Housing Partnership Realty Fund I share
of net loss	$ (162)	$ (66)

The financial statements of Hurbell IV Limited Partnership are prepared on the accrual basis of accounting. The Local Limited Partnership was formed during 1984 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 of the National Housing Act. During the years ended December 31, 2009 and 2008 the project received a total of approximately $426,000 and $501,000, respectively, of rental assistance from HUD.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD’s rental assistance under Section 8 of the United States Housing Act of 1937, as amended, (“Section 8”) after the expiration of their original Section 8 contracts.  This legislation affects 100 units, or 100% of the units in which the Partnership has invested at December 31, 2009 and 2008.  On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the “1997 Housing Act”).  Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market.  This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels.  The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month’s work, and making sufficient monthly reserve deposits to ensure work required in succeeding years.  In 1999, Congress enacted legislation (the “1999 Housing Act”) that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contract expires:

		Subsidized Units	Subsidized Units
		Expiring as a	Expiring as a
	Number of	Percentage of Total	Percentage of
	Units	Subsidized Units	Total Units

2010	100	100%	100%

All of the units (100 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2010.The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an “OCAF”) or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an “exception rent” level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program.  For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase.  In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership’s intention to opt out of the program prior to contract termination.

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

The Local Limited Partnership recorded approximately $426,000 of its revenues during 2009 from HUD under the terms of one or more HAP contracts which provide for rental assistance to the Local Limited Partnership on behalf of low-income tenants who meet certain qualifications. The Local Limited Partnership’s future intentions and potential future changes in HUD regulations and the appropriations of related funds are uncertain, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnership. The current contract expires on February 28, 2011.

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

The note matured as follows:

Local Partnership	Due Date	Note Amount	Accrued Interest
(in thousands)
Hurbell IV Limited Partnership	11/9/99	$ 648	$ 1,468

4.      TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $5,000 for both the years ended December 31, 2009 and 2008. As of December 31, 2009 and 2008, the Partnership owed approximately $18,000 and $13,000, respectively, to the General Partner for accrued administrative and reporting fees. The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of the underlying property of the Local Limited Partnership.

During the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $50,000 to fund audit fees and operating expenses of the Partnership. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2009). Interest expense was approximately $1,000 for the year ended December 31, 2009.  There were no such advances or interest expense during the year ended December 31, 2008. At December 30, 2009, there were outstanding advances and associated accrued interest of approximately $51,000. There were no such amounts owed at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

During the years ended December 31, 2009 and 2008, AIMCO Properties, L.P., an affiliate of the General Partner advanced approximately $89,000 and $38,000, respectively, to Hurbell IV Limited Partnership to fund operating expenses. Interest on advances is charged at the prime rate plus 2% (5.25% at December 31, 2009). During the year ended December 31, 2009, Hurbell IV Limited Partnership repaid AIMCO Properties, L.P. approximately $3,000, which included approximately $2,000 of accrued interest. There were no repayments made during the year ended December 31, 2008. At December 31, 2009 and 2008, the balance owed to AIMCO Properties, L.P., an affiliate of the General Partner by the Local Limited Partnership was approximately $204,000 and $109,000, respectively, including accrued interest of approximately $30,000 and $24,000, respectively.  The Local Limited Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.

The Local Limited Partnership accrued annual partnership administration fees payable to the General Partner of approximately $7,000 for each of the years ended December 31, 2009 and 2008.  Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. No payments were made during the years ended December 31, 2009 and 2008. The accumulated fees owed to NHP by Hurbell IV Limited Partnership are approximately $103,000 and $96,000 at December 31, 2009 and 2008, respectively.

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

A reconciliation follows:

	December 31,
	2009	2008
	(in thousands)
Net loss per financial statements	$ (47)	$ (47)
Other	5	12
Partnership’s share of local limited
partnership’s income	98	39
Income per tax return	$ 56	$ 4

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net liabilities:

	December 31,
	2009	2008
	(in thousands)
Net liabilities as reported	$ (65)	$ (18)
Add (deduct):
Investment in Partnerships	(1,386)	(1,484)
Other	274	264
Net liabilities – Federal tax basis	$(1,177)	$(1,238)

6.  ALLOCATION OF RESULTS OF OPERATIONS, CASH DISTRIBUTIONS AND GAINS AND LOSSES

    FROM SALE OR REFINANCING

Cash received by the Partnership from the sale or refinancing of the underlying property of the Local Limited Partnership, after payment of the applicable mortgage debt and the payment of all expenses related to the transaction is to be distributed in the following manner in accordance with Realty Fund I’s Partnership Agreement.

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

7.    CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation involving it or the underlying investment property of the Local Limited Partnership in which the Partnership invests that is not of a routine nature arising in the ordinary course of business.

8.    REAL ESTATE AND ACCUMULATED DEPRECIATION OF THE LOCAL LIMITED PARTNERSHIP IN

      WHICH NHP REALTY FUND I HAS INVESTED (UNAUDITED)

		Initial Cost		Net Cost
		To Partnership		Capitalized
		(in thousands)		(Removed)
Subsequent
to Acquisition
(in thousands)
Buildings
and Related
			Personal		Carrying Cost
Description	Encumbrances	Land	Property	Improvements	Adjustments

Hurbell IV	(1)	$ 100	$ 2,159	$ 251	$ (1,460)
Limited Partnership

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)

		Buildings
		And
		Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total(2) (3)	Depreciation (3)	Construction	Acquired	Life

Hurbell IV
Limited
Partnership	$101	$949	$1,050	$ 526	1974	11/84	5-30 yrs

(1)    Schedule of Encumbrances

		Note
		Payable and
	Mortgage	Accrued
Partnership Name	Note	Interest	Total
		(in thousands)
Hurbell IV Limited Partnership	$ 415	$ 2,116	$2,531

(2)   The unaudited aggregate cost of land for Federal income tax purposes is approximately $100,000 and the unaudited aggregate costs of buildings and improvements for Federal income tax purposes is approximately $2,413,000. The unaudited accumulated depreciation of the above-mentioned items for Federal income tax purposes is approximately $2,313,000.

(3)   Reconciliation of real estate

	Years Ended December 31,
	2009	2008
	(in thousands)
Balance at beginning of year	$ 1,023	$ 974
Improvements	27	49
Balance at end of year	$ 1,050	$ 1,023

Reconciliation of accumulated depreciation

	Years Ended December 31,
	2009	2008
	(in thousands)
Balance at beginning of year	$ 493	$ 465
Depreciation expense	33	28
Balance at end of year	$ 526	$ 493

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The names, ages, business experience and involvement in legal proceedings of the directors and officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership (the “General Partner”), and certain of its affiliates, are as follows:

Directors of NCHP

Two individuals comprise the Board of Directors of NCHP.

Timothy J. Beaudin	51	Director, President and Chief Operating
		Officer
Ernest M. Freedman	39	Director, Executive Vice President and
		Chief Financial Officer

Timothy J. Beaudin was appointed as a Director of the General Partner in February 2009 and was also appointed President and Chief Operating Officer of AIMCO and the General Partner at the same time.  He joined AIMCO and the General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation. During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed as a Director of the General Partner in November 2009 and was also appointed Executive Vice President and Chief Financial Officer of the General Partner and AIMCO at the same time. Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

Officers

The current officers of NCHP and a description of their principal occupations in recent years are listed below.

Lisa R. Cohn	41	Executive Vice President, General Counsel
		and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting
		Officer
Steven D. Cordes	38	Senior Vice President
Stephen B. Waters	48	Senior Director of Partnership Accounting
Timothy J. Beaudin		See “Directors of NCHP”
Ernest M. Freedman		See “Directors of NCHP”

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Steven D. Cordes was appointed Senior Vice President of the General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership units as of December 31, 2009.

Name of Beneficial Owner	Number of Units	% of Class

AIMCO Properties, L.P.	1,332.50	12.14%
(an affiliate of the General Partner)

The business address of AIMCO Properties, L.P. is 4582 S. Ulster St.Parkway, Suite 1100, Denver, Colorado 80237.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $5,000 for both the years ended December 31, 2009 and 2008. As of December 31, 2009 and 2008, the Partnership owed approximately $18,000 and $13,000, respectively, to the General Partner for accrued administrative and reporting fees. The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of the underlying property of the Local Limited Partnership.

During the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $50,000 to fund audit fees and operating expenses of the Partnership. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2009). Interest expense was approximately $1,000 for the year ended December 31, 2009.  There were no such advances or interest expense during the year ended December 31, 2008. At December 30, 2009, there were outstanding advances and associated accrued interest of approximately $51,000. There were no such amounts owed at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

During the years ended December 31, 2009 and 2008, AIMCO Properties, L.P., an affiliate of the General Partner advanced approximately $89,000 and $38,000, respectively, to Hurbell IV Limited Partnership to fund operating expenses. Interest on advances is charged at the prime rate plus 2% (5.25% at December 31, 2009). During the year ended December 31, 2009, Hurbell IV Limited Partnership repaid AIMCO Properties, L.P. approximately $3,000, which included approximately $2,000 of accrued interest. There were no repayments made during the year ended December 31, 2008. At December 31, 2009 and 2008, the balance owed to AIMCO Properties, L.P., an affiliate of the General Partner by the Local Limited Partnership was approximately $204,000 and $109,000, respectively, including accrued interest of approximately $30,000 and $24,000, respectively.  The Local Limited Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.

The Local Limited Partnership accrued annual partnership administration fees payable to the General Partner of approximately $7,000 for each of the years ended December 31, 2009 and 2008. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. No payments were made during the years ended December 31, 2009 and 2008. The accumulated fees owed to NHP by Hurbell IV Limited Partnership are approximately $103,000 and $96,000 at December 31, 2009 and 2008, respectively.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $27,000 and $28,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $5,000 for each of the years 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)   Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2009 and 2008

Statements of Operations - Years ended December 31, 2009 and 2008

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2009 and 2008

Statements of Cash Flows - Years ended December 31, 2009 and 2008

      Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein:

(b)   Exhibits:

      See Exhibit Index.

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

National Housing Partnership Realty Fund I

By: The National Housing Partnership,
its sole general partner

National Corporation for Housing
Partnerships,
its sole general partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Timothy J. Beaudin	Director and President	Date: March 30, 2010
Timothy J. Beaudin

/s/Ernest M. Freedman	Director and Executive	Date: March 30, 2010
Ernest M. Freedman	Vice President

/s/Steven D. Cordes	Senior Vice President	Date: March 30, 2010
Steven D. Cordes

/s/Stephen B. Waters	Senior Director of	Date: March 30, 2010
Stephen B. Waters	Partnership Accounting