Form 10-Q
period 2010-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2010-05-14
CIK 731131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Balance Sheets

 (in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
ASSETS
Cash and cash equivalents	$ --	$ 7
Receivables from limited partners	10	8
Investment in and advances to Local Limited
Partnership (Note 3)	--	--
	$ 10	$ 15

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Administrative and reporting fees payable to
General Partner (Note 4)	$ 19	$ 18
Due to affiliate (Note 4)	52	51
Other accrued expenses	16	11
	87	80

Partners' (deficiency) capital
General Partner -- The National Housing
Partnership (NHP)	(87)	(87)
Original Limited Partner –- 1133 Fifteenth
Street Associates	(92)	(92)
Other Limited Partners -- 10,980 investment
units	102	114
	(77)	(65)
	$ 10	$ 15

Note:  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Operations

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$ --	$ --

Expenses
Administrative and reporting fees to
General Partner (Note 4)	1	1
Interest expense (Note 4)	1	--
Other operating expenses	10	10
Total expenses	12	11

Net loss	$ (12)	$ (11)

Allocation of net loss:
General Partner - NHP	$ --	$ --
Original Limited Partner – 1133 Fifteenth Street
Associates	--	--
Other Limited Partners	(12)	(11)
	$ (12)	$ (11)

Net loss per Other Limited Partnership interest
(Note 2)	$ (1.09)	$ (1.00)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statement of Changes in Partners' (Deficiency) Capital

(Unaudited)

(in thousands, except unit data)

	The National	1133
	Housing	Fifteenth	Other

Partnership

Street

Limited

	(NHP)	Associates	Partners	Total

Partners’ (deficiency) capital
at December 31, 2009	$ (87)	$ (92)	$ 114	$ (65)

Net loss for the three
months ended March 31, 2010	--	--	(12)	(12)

Partners’ (deficiency) capital
at March 31, 2010	$ (87)	$ (92)	$ 102	$ (77)

Percentage interest at
March 31, 2010	1%	1%	98%	100%
	(A)	(B)	(C)

(A)            General Partner

(B)            Original Limited Partner

(C)            Consists of 10,980 investment units.

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows used in operating activities:
Operating expenses paid	$ (7)	$ --

Cash flows from investing activities	--	--

Cash flows from financing activities	--	--

Net decrease in cash and cash equivalents	(7)	--

Cash and cash equivalents, beginning of period	7	1

Cash and cash equivalents, end of period	$ --	$ 1

Reconciliation of net loss to net cash used in
operating activities:
Net loss	$ (12)	$ (11)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in receivables from limited partners	(2)	--
Increase in administrative and reporting fees
payable to General Partner	1	1
Increase in accounts payable and accrued expenses	5	10
Increase in accrued interest due to General Partner	1	--
Total adjustments	5	11
Net cash used in operating activities	$ (7)	$ --

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Notes to Financial Statements

(Unaudited)

1.    GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming National Housing Partnership Realty Fund I (the “Partnership” or the “Registrant”) will continue as a going concern. As discussed in Note 3, Hurbell IV Limited Partnership (the “Local Limited Partnership”) previously executed certain notes payable which were due November 9, 1999, however, the Local Limited Partnership has been advised by counsel that these notes are no longer enforceable due to passage of the applicable statute of limitations.

The Local Limited Partnership has also incurred recurring losses from operations and receives advances from its general partner to cover its operations. These conditions raise substantial doubt about the Local Limited Partnership’s and the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.  All such adjustments are of a normal and recurring nature. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2009.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Net Loss Per Other Limited Partnership Interest

Net loss per Other Limited Partnership interest was computed by dividing the Other Limited Partner’s share of net loss by the number of Other Limited Partner units outstanding at the beginning of the year.  The number of Other Limited Partner units outstanding was 10,980 and 11,005 at January 1, 2010 and 2009, respectively.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary.Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At March 31, 2010 and December 31, 2009, the Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

•         the general partner conducts and manages the business of the Local Limited Partnership;

•         the general partner has the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnership’s underlying real estate property;

•         the general partner is responsible for approving operating and capital budgets for the property owned by the Local Limited Partnership;

•         the general partner is obligated to fund any recourse obligations of the Local Limited Partnership;

•         the general partner is authorized to borrow funds on behalf of the Local Limited Partnership; and

•         the Partnership, as a limited partner in the Local Limited Partnership, does not have the ability to direct or otherwise significantly influence the activities of the Local Limited Partnership that most significantly impact such entity’s economic performance.

The one VIE consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at both March 31, 2010 and December 31, 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, which is effective for fiscal years beginning after November 15, 2009. ASU 2009-17, which modifies the guidance in FASB Accounting Standards Codification, or FASB ASC, Topic 810, “Consolidation”, introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, ASU 2009-17 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership adopted ASU 2009-17 effective January 1, 2010. The adoption of ASU 2009-17 did not have a significant effect on the Partnership’s financial statements.

3.    INVESTMENT IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIP

The Partnership owns a 99% limited partnership interest in one Local Limited Partnership: Hurbell IV Limited Partnership.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus, the investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership's share of the Local Limited Partnership’s losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to it, it does not recognize losses once its investment in the individual Local Limited Partnership, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero.  As of March 31, 2010 and December 31, 2009, the investment in the Local Limited Partnership had been reduced to zero.

The Partnership did not recognize approximately $40,000 and $17,000 of its allocated share of losses from Hurbell IV Limited Partnership for the three months ended March 31, 2010 and 2009, respectively, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. As of March 31, 2010 and December 31, 2009, the Partnership has not recognized approximately $2,072,000 and $2,032,000, respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

The Local Limited Partnership executed certain notes payable as part of the acquisition of the property by the Local Limited Partnership. The notes are nonrecourse notes secured by a security interest in all partnership interests in the Local Limited Partnership and are subordinated to the respective mortgage note on the property for as long as the mortgage note is insured by HUD. The notes were due November 9, 1999. The noteholders have not exercised any rights under the notes. The Local Limited Partnership has been advised by counsel that the notes are no longer enforceable due to the passage of the applicable statute of limitations. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Advances made by the Partnership to the individual Local Limited Partnership are considered part of the Partnership's investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnership.  As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investment in and advances to this Local Limited Partnership has been reduced to zero at March 31, 2010.  During the three months ended March 31, 2010 and 2009, the Partnership made no advances to the Local Limited Partnership. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnership at March 31, 2010 and December 31, 2009.

The following are condensed statements of operations for the three months ended March 31, 2010 and 2009 of the Local Limited Partnership in which the Partnership has invested.

The statements are compiled from financial statements of the Local Limited Partnership, prepared on the accrual basis of accounting, as supplied by the management agent of the project, and are unaudited.

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(in thousands)
Revenues:
Rental income	$ 120	$ 131
Other income	12	8
Total revenues	132	139
Expenses:
Operating expenses	148	132
Financial expenses	2	2
Interest on note payable	15	15
Depreciation	8	7
Total expenses	173	156
Net loss	$ (41)	$ (17)
National Housing Partnership Realty
Fund I share of net loss	$ (40)	$ (17)

4. TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $1,000 for each of the three months ended March 31, 2010 and 2009. As of March 31, 2010 and December 31, 2009, the Partnership owed approximately $19,000 and $18,000, respectively, to the General Partner for accrued administrative and reporting fees.  The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of the underlying property of the Local Limited Partnership.

During the three months ended March 31, 2010 and 2009, the Partnership received no advances from AIMCO Properties, L.P., an affiliate of the General Partner. During the year ended December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $50,000 to fund audit fees and operating expenses of the Partnership. The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2010). Interest expense was approximately $1,000 for the three months ended March 31, 2010.  There was no interest expense during the three months ended March 31, 2009. At March 31, 2010 and December 31, 2009, there were outstanding advances and associated accrued interest of approximately $52,000 and $51,000, respectively. Subsequent to March 31, 2010 AIMCO Properties, L.P., advanced approximately $9,000 to the Partnership to fund audit fees. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

During the three months ended March 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced approximately $41,000 to Hurbell IV Limited Partnership to fund operating expenses. There were no such advances made by the General Partner to the Local Limited Partnership during the three months ended March 31, 2010. Interest on advances is charged at the prime rate plus 2% (5.25% at March 31, 2010). At March 31, 2010 and December 31, 2009, the balance owed to AIMCO Properties, L.P., an affiliate of the General Partner by the Local Limited Partnership was approximately $207,000 and $204,000, respectively, including accrued interest of approximately $33,000 and $30,000, respectively. Subsequent to March 31, 2010, AIMCO Properties, L.P. advanced approximately $45,000 to the Local Limited Partnership to fund operating expenses. The Local Limited Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.

The Local Limited Partnership accrued annual partnership administration fees payable to the General Partner of approximately $2,000 for each of the three months ended March 31, 2010 and 2009. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. No payments were made during the three months ended March 31, 2010 and 2009. The accumulated fees owed to NHP by Hurbell IV Limited Partnership are approximately $105,000 and $103,000 at March 31, 2010 and December 31, 2009, respectively.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At March 31, 2010 the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

6. CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation involving it or the underlying investment property of the Local Limited Partnership in which the Partnership invests that are not of a routine nature arising in the ordinary course of business.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in the limited partnership and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership had cash and cash equivalents of approximately zero and $7,000 at March 31, 2010 and December 31, 2009, respectively. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 2010, is dependent on distributions from recurring operations received from the Local Limited Partnership and proceeds from the sale or refinancing of the underlying property. The Partnership’s only other form of liquidity are advances from its General Partner. AIMCO Properties, L.P., an affiliate of the General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such advances.

During the three months ended March 31, 2010 and 2009, the Partnership received no advances from AIMCO Properties, L.P., an affiliate of the General Partner. During the year ended December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $50,000 to fund audit fees and operating expenses of the Partnership. The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2010). Interest expense was approximately $1,000 for the three months ended March 31, 2010.  There was no interest expense during the three months ended March 31, 2009. At March 31, 2010 and December 31, 2009, there were outstanding advances and associated accrued interest of approximately $52,000 and $51,000, respectively. Subsequent to March 31, 2010 AIMCO Properties, L.P., advanced approximately $9,000 to the Partnership to fund audit fees. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

At March 31, 2010 and December 31, 2009, the Partnership owed the General Partner approximately $19,000 and $18,000, respectively, for administrative and reporting services performed. There is no guarantee that Hurbell IV Limited Partnership will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather, the payment of future administrative and reporting fees will most likely result from the sale or refinancing of the underlying property of the Local Limited Partnership, rather than through recurring operations.

Net cash used in operations for the three months ended March 31, 2010 was approximately $7,000, compared to net cash used in operations of approximately zero for the three months ended March 31, 2009.

During the three months ended March 31, 2010 and 2009, the Partnership made no advances for working capital purposes to the Local Limited Partnership. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnership at March 31, 2010 and December 31, 2009.

During the three months ended March 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced approximately $41,000 to Hurbell IV Limited Partnership to fund operating expenses. There were no such advances made by the General Partner to the Local Limited Partnership during the three months ended March 31, 2010. Interest on advances is charged at the prime rate plus 2% (5.25% at March 31, 2010). At March 31, 2010 and December 31, 2009, the balance owed to AIMCO Properties, L.P., an affiliate of the General Partner by the Local Limited Partnership was approximately $207,000 and $204,000, respectively, including accrued interest of approximately $33,000 and $30,000, respectively. Subsequent to March 31, 2010, AIMCO Properties, L.P. advanced approximately $45,000 to the Local Limited Partnership to fund operating expenses. The Local Limited Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.

The Local Limited Partnership accrued annual partnership administration fees payable to the General Partner of approximately $2,000 for each of the three months ended March 31, 2010 and 2009. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. No payments were made during the three months ended March 31, 2010 and 2009. The accumulated fees owed to NHP by Hurbell IV Limited Partnership are approximately $105,000 and $103,000 at March 31, 2010 and December 31, 2009, respectively.

Distributions received in excess of investment in the Local Limited Partnership represent the Partnership’s proportionate share of the excess cash available for distribution from the Local Limited Partnership.  As a result of the use of the equity method of accounting for the Partnership’s investment in the Local Limited Partnership, the investment carrying value for the Local Limited Partnership has been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in the Local Limited Partnership. There were no distributions received from the Local Limited Partnership during the three months ended March 31, 2010 and 2009. The receipt of distributions in future years is dependent on the operations of the underlying property of the Local Limited Partnership and the sale or refinancing of the underlying property.

The Partnership made no distributions during the three months ended March 31, 2010 and 2009.

As discussed in Note 3 to the financial statements included in “Item 1. Financial Statements”, Hurbell IV Limited Partnership executed certain notes payable as part of the acquisition of the property by the Local Limited Partnership. The notes are nonrecourse notes secured by both the Partnership's and NHP's interests in the Local Limited Partnership and are subordinated to the mortgage note on the property for as long as the mortgage note is insured by HUD. The notes were due November 9, 1999. The noteholders have not exercised any rights under the notes. The Local Limited Partnership has been advised by counsel that the notes are no longer enforceable due to the passage of the applicable statute of limitations. The Local Limited Partnership has also incurred recurring losses from operations and receives advances from its general partner to cover its operations. These conditions raise substantial doubt about the Local Limited Partnership’s and the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

At March 31, 2010 and December 31, 2009, the Partnership holds an interest in one Local Limited Partnership, which operates one rental housing property. Due to the use of the equity method of accounting as discussed in “Item 1. Financial Statements – Note 3”, to the extent the Partnership still has a carrying basis in a Local Limited Partnership, results of operations will be impacted by the Partnership’s share of the profits or losses of the Local Limited Partnership.  The investment balance in the Local Limited Partnership has been reduced to zero.  As a result, the Partnership’s operations are no longer being affected by its share of this Local Limited Partnership’s operations.

The Partnership realized net losses of approximately $12,000 and $11,000 for the three months ended March 31, 2010 and 2009, respectively. Net loss per Other Limited Partnership interest was $1.09 and $1.00 for the three months ended March 31, 2010 and 2009, respectively.

The Partnership did not recognize approximately $40,000 and $17,000 of its allocated share of losses from Hurbell IV Limited Partnership for the three months ended March 31, 2010 and 2009, respectively, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. As of March 31, 2010 and December 31, 2009, the Partnership has not recognized approximately $2,072,000 and $2,032,000, respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

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

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary.Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At March 31, 2010 and December 31, 2009, the Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

•         the general partner conducts and manages the business of the Local Limited Partnership;

•         the general partner has the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnership’s underlying real estate property;

•         the general partner is responsible for approving operating and capital budgets for the property owned by the Local Limited Partnership;

•         the general partner is obligated to fund any recourse obligations of the Local Limited Partnership;

•         the general partner is authorized to borrow funds on behalf of the Local Limited Partnership; and

•         the Partnership, as a limited partner in the Local Limited Partnership, does not have the ability to direct or otherwise significantly influence the activities of the Local Limited Partnership that most significantly impact such entity’s economic performance.

The one VIE consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at both March 31, 2010 and December 31, 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

By: National Corporation for Housing Partnerships,
its sole general partner

Date: May 14, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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