Form 10-Q
period 2010-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2010-08-13
CIK 731131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Balance Sheets

 (in thousands, except unit data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
ASSETS
Cash and cash equivalents	$ 5	$ 7
Receivables from limited partners	10	8
Investment in and advances to Local Limited
Partnership (Note 3)	--	--
	$ 15	$ 15

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Administrative and reporting fees payable to
General Partner (Note 4)	$ 21	$ 18
Due to affiliate (Note 4)	76	51
Other accrued expenses	9	11
	106	80

Partners' (deficiency) capital
General Partner -- The National Housing
Partnership (NHP)	(87)	(87)
Original Limited Partner –- 1133 Fifteenth
Street Associates	(92)	(92)
Other Limited Partners -- 10,980 investment
units	88	114
	(91)	(65)
	$ 15	$ 15

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Operations

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2009	2010	2009
Revenues:
Other income	$ --	$ 1	$ --	$ 1

Expenses:
Administrative and reporting fees to
General Partner (Note 4)	2	2	3	3
Interest expense (Note 4)	--	--	1	--
Other operating expenses	12	11	22	21
Total expenses	14	13	26	24

Net loss	$ (14)	$ (12)	$ (26)	$ (23)

Allocation of net loss:
General Partner - NHP	$ --	$ --	$ --	$ --
Original Limited Partner - 1133
Fifteenth Street Associates	--	--	--	--
Other Limited Partners	(14)	(12)	(26)	(23)
	$ (14)	$ (12)	$ (26)	$ (23)

Net loss per Other Limited
Partnership interest (Note 2)	$ (1.28)	$ (1.09)	$ (2.37)	$ (2.09)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statement of Changes in Partners' (Deficiency) Capital

(Unaudited)

(in thousands, except unit data)

	The National	1133
	Housing	Fifteenth	Other

Partnership

Street

Limited

	(NHP)	Associates	Partners	Total

Partners’ (deficiency) capital
at December 31, 2009	$ (87)	$ (92)	$ 114	$ (65)

Net loss for the six months
ended June 30, 2010	--	--	(26)	(26)

Partners’ (deficiency) capital
at June 30, 2010	$ (87)	$ (92)	$ 88	$ (91)

Percentage interest at
June 30, 2010	1%	1%	98%	100%
	(A)	(B)	(C)

(A)            General Partner

(B)            Original Limited Partner

(C)            Consists of 10,980 investment units.

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Operating expenses paid	$ (26)	$ (19)
Other income received	--	1
Net cash used in operating activities	(26)	(18)

Cash flows from investing activities:	--	--

Cash flows provided by financing activities:
Advances from affiliate	24	18

Net decrease in cash and cash equivalents	(2)	--

Cash and cash equivalents, beginning of period	7	1

Cash and cash equivalents, end of period	$ 5	$ 1

Reconciliation of net loss to net cash used in operating
activities:
Net loss	$ (26)	$ (23)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in receivables from limited partners	(2)	--
Increase in administrative and reporting fees
payable to General Partner	3	3
(Decrease) increase in accounts payable and accrued
expenses	(2)	2
Increase in accrued interest due to General Partner	1	--
Total adjustments	--	5
Net cash used in operating activities	$ (26)	$ (18)

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.  All such adjustments are of a normal and recurring nature. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

At June 30, 2010 and December 31, 2009, the Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The one VIE consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at both June 30, 2010 and December 31, 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

3.    INVESTMENT IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIP

The Partnership owns a 99% limited partnership interest in one Local Limited Partnership: Hurbell IV Limited Partnership.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus, the investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership's share of the Local Limited Partnership’s losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to it, it does not recognize losses once its investment in the individual Local Limited Partnership, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero.  As of June 30, 2010 and December 31, 2009, the investment in the Local Limited Partnership had been reduced to zero.

The Partnership did not recognize approximately $102,000 and $67,000 of its allocated share of losses from Hurbell IV Limited Partnership for the six months ended June 30, 2010 and 2009, respectively, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. As of June 30, 2010 and December 31, 2009, the Partnership has not recognized approximately $2,134,000 and $2,032,000, respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

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

Advances made by the Partnership to the individual Local Limited Partnership are considered part of the Partnership's investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnership.  As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investment in and advances to this Local Limited Partnership has been reduced to zero at June 30, 2010.  During the six months ended June 30, 2010 and 2009, the Partnership made no advances to the Local Limited Partnership. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnership at June 30, 2010 and December 31, 2009.

The following are condensed statements of operations for the three and six months ended June 30, 2010 and 2009, respectively, of the Local Limited Partnership in which the Partnership has invested.

The statements are compiled from financial statements of the Local Limited Partnership, prepared on the accrual basis of accounting, as supplied by the management agent of the project, and are unaudited.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
	(in thousands)		(in thousands)
Revenues:
Rental income	$ 158	$ 93	$ 278	$ 224
Other income	13	14	25	22
Total revenues	171	107	303	246
Expenses:
Operating expenses	213	137	361	269
Financial expenses	--	--	2	2
Interest on note payable	14	14	29	29
Depreciation	6	7	14	14
Total expenses	233	158	406	314
Net loss	$ (62)	$ (51)	$ (103)	$ (68)
National Housing Partnership Realty
Fund I share of net loss	$ (62)	$ (50)	$ (102)	$ (67)

4. TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $3,000 for each of the six months ended June 30, 2010 and 2009. As of June 30, 2010 and December 31, 2009, the Partnership owed approximately $21,000 and $18,000, respectively, to the General Partner for accrued administrative and reporting fees.  The accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of the underlying property of the Local Limited Partnership.

During the six months ended June 30, 2010 and 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $24,000 and $18,000, respectively, to fund audit fees and operating expenses of the Partnership. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2010). Interest expense was approximately $1,000 and less than $1,000 for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and December 31, 2009, there were outstanding advances and associated accrued interest of approximately $76,000 and $51,000, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

During the six months ended June 30, 2010 and 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced approximately $45,000 and $89,000, respectively, to Hurbell IV Limited Partnership to fund operating expenses. Interest on the advances is charged at the prime rate plus 2% (5.25% at June 30, 2010). At June 30, 2010 and December 31, 2009, the balance owed to AIMCO Properties, L.P., an affiliate of the General Partner by the Local Limited Partnership was approximately $255,000 and $204,000, respectively, including accrued interest of approximately $36,000 and $30,000, respectively. The Local Limited Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.

The Local Limited Partnership accrued annual partnership administration fees payable to the General Partner of approximately $4,000 for each of the six months ended June 30, 2010 and 2009. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. No payments were made during the six months ended June 30, 2010 and 2009. The accumulated fees owed to NHP by Hurbell IV Limited Partnership are approximately $107,000 and $103,000 at June 30, 2010 and December 31, 2009, respectively.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At June 30, 2010 the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

The Partnership had cash and cash equivalents of approximately $5,000 and $7,000 at June 30, 2010 and December 31, 2009, respectively. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 2010, is dependent on distributions from recurring operations received from the Local Limited Partnership and proceeds from the sale or refinancing of the underlying property. The Partnership’s only other form of liquidity are advances from its General Partner. AIMCO Properties, L.P., an affiliate of the General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such advances.

During the six months ended June 30, 2010 and 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $24,000 and $18,000, respectively, to fund audit fees and operating expenses of the Partnership. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2010). Interest expense was approximately $1,000 and less than $1,000 for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and December 31, 2009, there were outstanding advances and associated accrued interest of approximately $76,000 and $51,000, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

At June 30, 2010 and December 31, 2009, the Partnership owed the General Partner approximately $21,000 and $18,000, respectively, for administrative and reporting services performed. There is no guarantee that Hurbell IV Limited Partnership will generate future surplus cash sufficient to distribute to the Partnership in amounts adequate to repay administrative and reporting fees owed; rather, the payment of future administrative and reporting fees will most likely result from the sale or refinancing of the underlying property of the Local Limited Partnership, rather than through recurring operations.

Net cash used in operations for the six months ended June 30, 2010 was approximately $26,000, compared to net cash used in operations of approximately $18,000 for the six months ended June 30, 2009.

During the six months ended June 30, 2010 and 2009, the Partnership made no advances for working capital purposes to the Local Limited Partnership. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnership at June 30, 2010 and December 31, 2009.

During the six months ended June 30, 2010 and 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced approximately $45,000 and $89,000, respectively, to Hurbell IV Limited Partnership to fund operating expenses. Interest on the advances is charged at the prime rate plus 2% (5.25% at June 30, 2010). At June 30, 2010 and December 31, 2009, the balance owed to AIMCO Properties, L.P., an affiliate of the General Partner by the Local Limited Partnership was approximately $255,000 and $204,000, respectively, including accrued interest of approximately $36,000 and $30,000, respectively. The Local Limited Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.

The Local Limited Partnership accrued annual partnership administration fees payable to the General Partner of approximately $4,000 for each of the six months ended June 30, 2010 and 2009. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. No payments were made during the six months ended June 30, 2010 and 2009. The accumulated fees owed to NHP by Hurbell IV Limited Partnership are approximately $107,000 and $103,000 at June 30, 2010 and December 31, 2009, respectively.

Distributions received in excess of investment in the Local Limited Partnership represent the Partnership’s proportionate share of the excess cash available for distribution from the Local Limited Partnership.  As a result of the use of the equity method of accounting for the Partnership’s investment in the Local Limited Partnership, the investment carrying value for the Local Limited Partnership has been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in the Local Limited Partnership. There were no distributions received from the Local Limited Partnership during the six months ended June 30, 2010 and 2009. The receipt of distributions in future years is dependent on the operations of the underlying property of the Local Limited Partnership and the sale or refinancing of the underlying property.

The Partnership made no distributions during the six months ended June 30, 2010 and 2009.

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

RESULTS OF OPERATIONS

At June 30, 2010 and December 31, 2009, the Partnership holds an interest in one Local Limited Partnership, which operates one rental housing property. Due to the use of the equity method of accounting as discussed in “Item 1. Financial Statements – Note 3”, to the extent the Partnership still has a carrying basis in a Local Limited Partnership, results of operations will be impacted by the Partnership’s share of the profits or losses of the Local Limited Partnership.  The investment balance in the Local Limited Partnership has been reduced to zero.  As a result, the Partnership’s operations are no longer being affected by its share of this Local Limited Partnership’s operations.

The Partnership realized net losses of approximately $14,000 and $26,000 for the three and six months ended June 30, 2010, respectively, compared to net losses of approximately $12,000 and $23,000 for the three and six months ended June 30, 2009, respectively. Net loss per Other Limited Partnership interest was $1.28 and $2.37 for the three and six months ended June 30, 2010, respectively, compared to net loss per Other Limited Partnership interest of $1.09 and $2.09 for the three and six months ended June 30, 2009, respectively.

The Partnership did not recognize approximately $102,000 and $67,000 of its allocated share of losses from Hurbell IV Limited Partnership for the six months ended June 30, 2010 and 2009, respectively, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. As of June 30, 2010 and December 31, 2009, the Partnership has not recognized approximately $2,134,000 and $2,032,000, respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

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

At June 30, 2010 and December 31, 2009, the Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The one VIE consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at both June 30, 2010 and December 31, 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

By: National Corporation for Housing Partnerships,
its sole general partner

Date: August 13, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2010	By: /s/Stephen B. Waters
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