Form 10-K
period 2010-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2011-03-29
CIK 731131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(Registrant’s telephone number, including area code) (864) 239-1000

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and its investment in the limited partnership and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership's business is to hold limited partnership interests in limited partnerships which own and operate multi-family rental housing properties which receive one or more forms of assistance from the Federal Government.  The Partnership held interests in nine limited partnerships, seven of which sold their properties and two whose interests were foreclosed upon prior to 2009. At December 31, 2010, the Partnership continues to hold a limited partnership interest in one limited partnership (“Local Limited Partnership”), Hurbell IV Limited Partnership, which owns and operates one multi-family rental housing property (the “Property”). Subsequent to December 31, 2010, the Local Limited Partnership entered into a sale contract to sell its investment property, Talladega Downs to a third party for $700,000.  The sale is anticipated to close during May 2011. Assuming such sale occurs, the Partnership does not anticipate that the Local Limited Partnership will have any excess funds, after payment of its liabilities and liquidating its operations, to distribute to its partners. The Partnership has no remaining investment balance in the Local Limited Partnership at December 31, 2010 and 2009.

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

The following is a schedule of the remaining Property owned by the Local Limited Partnership in which the Partnership is a limited partner:

SCHEDULE OF PROPERTY OWNED BY LOCAL LIMITED PARTNERSHIP

IN WHICH NATIONAL HOUSING PARTNERSHIP REALTY FUND I HAS AN INVESTMENT

			Units
		Financed,	Authorized	Occupancy
		Insured	for Rental	Percentage
		and	Assistance	for the Years Ended
Property Name, Location	Number of	Subsidized	Under	December 31,
and Partnership Name	Units	Under	Section 8 (B)	2010	2009

Talladega Downs	100	(A)	100	97%	85%
Talladega, Alabama
(Hurbell IV Limited
Partnership)

(A)            The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)            Section 8 of Title II of the Housing and Community Development Act of 1974.

Ownership Percentage

The following table details the Partnership's ownership percentage of Hurbell IV Limited Partnership and the cost of acquisition of such ownership. The Partnership’s interest is a limited partner interest. Also included is the total mortgage encumbrance on the remaining property of the Local Limited Partnership as of December 31, 2010.

	NHP Realty Fund I	Original Cost
	Percentage	of Ownership	Mortgage	Note Payable and
Partnership	Interest	Interest	Note	Accrued Interest (1)
(in thousands)

Hurbell IV L.P.	99%	$ 372	$ 335	$2,175

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

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD’s rental assistance under Section 8 of the United States Housing Act of 1937, as amended, (“Section 8") after the expiration of their original Section 8 contracts.   This legislation affects 100 units, or 100% of the units in which the Partnership had invested at December 31, 2010 and 2009. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the “1997 Housing Act”).  Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market.  This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels.  The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years.  In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contract expires:

		Subsidized Units	Subsidized Units
		Expiring as a	Expiring as a
	Number of	Percentage of Total	Percentage of
	Units	Subsidized Units	Total Units

2011	100	100%	100%

All of the units (100 in total) receiving rent subsidies from Section 8 have their contracts expire during the year ending December 31, 2011.The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an “OCAF”) or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an “exception rent” level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program.  For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase.  In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership’s intention to opt out of the program prior to contract termination.

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

The Local Limited Partnership recorded approximately $475,000 of its revenues during 2010 from HUD under the terms of one or more HAP contracts which provide for rental assistance to the Local Limited Partnership on behalf of low-income tenants who meet certain qualifications. The Local Limited Partnership's future intentions and potential future changes in HUD regulations and the appropriations of related funds are uncertain, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnership. The current contract expires on February 28, 2011 and subsequent to December 31, 2010 was renewed for an additional year beginning on March 1, 2011.  Additionally, subsequent to December 31, 2010, the Local Limited Partnership entered into a contract to sell Talladega Downs to a third party for a sales price of $700,000. The sale is anticipated to close during May 2011.

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

Environment

Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain potentially hazardous materials present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impart liability without regard to whether the owner or operator knew of, or was responsible for, the release of such materials. The presence of, or failure to properly remediate, these materials may adversely affect occupancy at contaminated apartment communities and the Partnership’s ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of these materials or toxic substances at the disposal or treatment facility.  Anyone who arranges for the disposal or treatment of these materials or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership or operation of its property, the Local Limited Partnership could potentially be responsible for environmental liabilities or costs associated with its property.

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

      (b)   As of December 31, 2010, there were 920 registered holders of 10,963 limited partnership interests (in addition to 1133 Fifteenth Street Associates - See "Item 8. Financial Statements and Supplementary Data - Note 2"). In 2010 and 2009, the number of Limited Partnership Units decreased by 17 and 25, respectively, due to Limited Partners abandoning his or her units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

(c)   There were no distributions made to the partners during the years ended December 31, 2010 or 2009.

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

The Partnership had cash and cash equivalents of approximately $4,000 and $7,000 at December 31, 2010 and 2009, respectively.  The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 2010, is dependent on distributions from recurring operations received from the Local Limited Partnership and proceeds from the sale or refinancing of the underlying property.  The Partnership’s only other form of liquidity are advances from its General Partner. AIMCO Properties, L.P., an affiliate of the General Partner, will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such advances.

Subsequent to December 31, 2010, the Local Limited Partnership entered into a sale contract to sell its investment property, Talladega Downs to a third party for $700,000.  The sale is anticipated to close during May 2011.  Assuming such sale occurs, the Partnership does not anticipate that the Local Limited Partnership will have any excess funds, after payment of its liabilities and liquidating its operations, to distribute to its partners.

During the years ended December 31, 2010 and 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $45,000 and $50,000, respectively, to fund audit fees and operating expenses of the Partnership. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2010). Interest expense was approximately $4,000 and $1,000 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, there were outstanding advances and associated accrued interest of approximately $100,000 and $51,000, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

At December 31, 2010 and 2009, the Partnership owed the General Partner approximately $23,000 and $18,000, respectively, for administrative and reporting services performed. As noted above, the property held by the Partnership’s remaining investment in a Local Limited Partnership is under contract to sell during May 2011. The Partnership does not anticipate that it will receive any funds from the sale. Accordingly, the Partnership does not anticipate that it will be able to pay the accrued administrative and reporting fees or the advances it owes at December 31, 2010 to its General Partner and affiliates.

Net cash used in operations for the year ended December 31, 2010 was approximately $48,000, compared to net cash used in operations of approximately $44,000 for the year ended December 31, 2009.

During the years ended December 31, 2010 and 2009, the Partnership made no advances for working capital purposes to the Local Limited Partnership. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnership at December 31, 2010 or 2009.

During the years ended December 31, 2010 and 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced approximately $45,000 and $89,000, respectively, to Hurbell IV Limited Partnership to fund operating expenses. Interest on the advances is charged at the prime rate plus 2% (5.25% at December 31, 2010). During the year ended December 31, 2009, Hurbell IV Limited Partnership repaid AIMCO Properties, L.P. approximately $3,000, which included approximately $2,000 of accrued interest. There were no repayments made during the year ended December 31, 2010. At December 31, 2010 and 2009, the balance owed to AIMCO Properties, L.P., an affiliate of the General Partner by the Local Limited Partnership was approximately $262,000 and $204,000, respectively, including accrued interest of approximately $43,000 and $30,000, respectively.  The Local Limited Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.

The Local Limited Partnership accrued annual partnership administration fees payable to the General Partner of approximately $7,000 for each of the years ended December 31, 2010 and 2009. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations or sale proceeds. No payments were made during the years ended December 31, 2010 and 2009. The accumulated fees owed to NHP by Hurbell IV Limited Partnership are approximately $110,000 and $103,000 at December 31, 2010 and 2009, respectively.

Distributions received in excess of investment in the Local Limited Partnership represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnership. As a result of the use of the equity method of accounting for the Partnership's investment in the Local Limited Partnership, the investment carrying value for the Local Limited Partnership has been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnership. There were no distributions received from the Local Limited Partnership during the years ended December 31, 2010 and 2009. The receipt of distributions in future years is dependent on the operations of the underlying property of the Local Limited Partnership and the sale or refinancing of the underlying property. The receipt of which is unlikely as discussed above.

The Partnership made no distributions during the years ended December 31, 2010 and 2009.

As discussed in Note 3 to the financial statements included in “Item 8. Financial Statements and Supplementary Data”, Hurbell IV Limited Partnership executed certain notes payable as part of the acquisition of the property by the Local Limited Partnership. The notes are nonrecourse notes secured by both the Partnership's and NHP's interests in the Local Limited Partnership and are subordinated to the mortgage note on the property for as long as the mortgage note is insured by HUD. The notes were due November 9, 1999. The noteholders have not exercised any rights under the notes. The Local Limited Partnership has been advised by counsel that the notes are no longer enforceable due to the passage of the applicable statute of limitations. The Local Limited Partnership has also incurred recurring losses from operations and receives advances from its general partner to cover its operations. These conditions raise substantial doubt about the Local Limited Partnership’s and the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Results of Operations

At December 31, 2010 and 2009, the Partnership holds an interest in one Local Limited Partnership, which operates one rental housing property. Due to the use of the equity method of accounting as discussed in “Note 2 – Organization and Summary of Significant Accounting Policies” to the financial statements included in “Item 8. Financial Statements and Supplementary Data”, to the extent the Partnership still has a carrying basis in a Local Limited Partnership, results of operations will be impacted by the Partnership’s share of the profits or losses of the Local Limited Partnership.  The investment balance in the Local Limited Partnership has been reduced to zero.  As a result, the Partnership’s operations are no longer being affected by its share of the Local Limited Partnership’s operations.

The Partnership realized net losses of approximately$50,000 and $47,000 for the years ended December 31, 2010 and 2009, respectively. Net loss per Other Limited Partnership interest was $4.55 and $4.27 for the years ended December 31, 2010 and 2009, respectively.

The Partnership did not recognize approximately $100,000 and $162,000 of its allocated share of losses from Hurbell IV Limited Partnership for the years ended December 31, 2010 and 2009, respectively, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. As of December 31, 2010 and 2009, the Partnership has not recognized approximately $2,132,000 and $2,032,000, respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

Off-Balance Sheet Arrangements

The Partnership owns a limited partnership interest in an unconsolidated Local Limited Partnership, in which the Partnership’s ownership percentage is 99%. However, based on the provisions of the relevant partnership agreement, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnership that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 2 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnership and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to this unconsolidated Local Limited Partnership is limited to the recorded investment in and receivables from the Local Limited Partnership. See “Note 3 – Investments In and Advances to Local Limited Partnership” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investment in the unconsolidated Local Limited Partnership.

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

At December 31, 2010 and 2009, the Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The one VIE consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at both December 31, 2010 and 2009. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Item 8.     Financial Statements and Supplementary Data.

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheets – December 31, 2010 and 2009

Statements of Operations – Years ended December 31, 2010 and 2009

Statements of Changes in Partners’ (Deficiency) Capital – Years ended December 31, 2010 and 2009

Statements of Cash Flows – Years ended December 31, 2010 and 2009

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Housing Partnership Realty Fund I

We have audited the accompanying balance sheets of National Housing Partnership Realty Fund I (the “Partnership”) as of December 31, 2010 and 2009, and the related statements of operations, changes in partners’(deficiency)capital, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund I at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

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

March 29, 2011

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

BALANCE SHEETS

 (in thousands, except unit data)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$ 4	$ 7
Receivables from limited partners	10	8
Investments in and advances to Local Limited
Partnership (Note 3)	--	--
	$ 14	$ 15

LIABILITIES AND PARTNERS’ (DEFICIENCY) CAPITAL

Liabilities
Administrative and reporting fees payable to
General Partner (Note 4)	$ 23	$ 18
Due to affiliate (Note 4)	100	51
Other accrued expenses	6	11
	129	80

Partners’ (deficiency) capital
General Partner – The National Housing
Partnership (NHP)	(87)	(87)
Original Limited Partner –- 1133 Fifteenth
Street Associates	(92)	(92)
Other Limited Partners	64	114
	(115)	(65)
	$ 14	$ 15

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

STATEMENTS OF OPERATIONS

 (in thousands, except per unit data)

	Years Ended
	December 31,
	2010	2009

Revenues
Other income	$ --	$ 1

Expenses
Administrative and reporting fees to General
Partner (Note 4)	5	5
Interest expense (Note 4)	4	1
Other operating expenses	41	42
Total expenses	50	48

Net loss (Note 5)	$ (50)	$ (47)

Allocation of net loss:
General Partner – NHP	$ --	$ --
Original Limited Partner – 1133 Fifteenth Street
Associates	--	--
Other Limited Partners	(50)	(47)
	(50)	(47)

Net loss per Other Limited Partnership interest (Note 2)	$ (4.55)	$ (4.27)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

STATEMENTS OF CHANGES IN PARTNERS’ (DEFICIENCY) CAPITAL

(in thousands, except unit data)

	The National	1133
	Housing	Fifteenth	Other

Partnership

Street

Limited

	(NHP)	Associates	Partners	Total

Partners’ (deficiency) capital
at December 31, 2008	$ (87)	$ (92)	$ 161	$ (18)

Net loss for the year ended
December 31, 2009	--	--	(47)	(47)

Partners’ (deficiency) capital
at December 31, 2009	(87)	(92)	114	(65)

Net loss for the year ended
December 31, 2010	--	--	(50)	(50)

Partners’ (deficiency) capital
at December 31, 2010	$ (87)	$ (92)	$ 64	$ (115)

Percentage interest at
December 31, 2010 and 2009	1%	1%	98%	100%
	(A)	(B)	(C)

(A)   General Partner

(B)   Original Limited Partner

(C)   Consists of 10,963 and 10,980 investment units at December 31, 2010 and 2009, respectively. During 2010 and 2009, 17 and 25 units, respectively, were abandoned (see Note 2).

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Operating expenses paid	$ (48)	$ (45)
Other income received	--	1
Net cash used in operating activities	(48)	(44)

Cash flows from investing activities:	--	--

Cash flows provided by financing activities:
Advances from affiliate	45	50

Net (decrease) increase in cash and cash equivalents	(3)	6

Cash and cash equivalents, beginning of year	7	1

Cash and cash equivalents, end of year	$ 4	$ 7

Reconciliation of net loss to net cash used in operating
activities:
Net loss	$ (50)	$ (47)
Adjustments to reconcile net loss to net cash used in
operating activities:
Increase in receivables from limited partners	(2)	--
Increase in administrative and reporting fees
payable to General Partner	5	5
Decrease in other accrued expenses	(5)	(3)
Increase in accrued interest due to General Partner	4	1
Total adjustments	2	3
Net cash used in operating activities	$ (48)	$ (44)

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

Subsequent to December 31, 2010, the Local Limited Partnership entered into a sale contract to sell its investment property, Talladega Downs to a third party for $700,000.  The sale is anticipated to close during May 2011.  Assuming such sale occurs, the Partnership does not anticipate that the Local Limited Partnership will have any excess funds, after payment of its liabilities and liquidating its operations, to distribute to its partners.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practible to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2010 the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Segment Reporting

ASC Topic 280-10, “Segment Reporting”,established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Abandonment of Limited Partnership Units

During the years ended December 31, 2010 and 2009, the number of Limited Partnership Units decreased by 17 and 25 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year.  The loss per Other Limited Partnership interest on the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.  The number of units outstanding was 10,980 and 11,005 at January 1, 2010 and 2009, respectively.

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

At December 31, 2010 and 2009, the Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The one VIE consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at both December 31, 2010 and 2009. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In December 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, which is effective for fiscal years beginning after November 15, 2009. ASU 2009-17, which modifies the guidance in ASC Topic 810, “Consolidation”, introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, ASU 2009-17 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership adopted ASU 2009-17 effective January 1, 2010. The adoption of ASU 2009-17 did not have a significant effect on the Partnership’s financial statements.

3.       INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIP

The Partnership owns a 99% limited partnership interest in one Local Limited Partnership: Hurbell IV Limited Partnership.

Subsequent to December 31, 2010, the Local Limited Partnership entered into a sale contract to sell its investment property, Talladega Downs to a third party for $700,000.  The sale is anticipated to close during May 2011.  Assuming such sale occurs, the Partnership does not anticipate that the Local Limited Partnership will have any excess funds, after payment of its liabilities and liquidating its operations, to distribute to its partners.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus, the investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to it, it does not recognize losses once its investment in the individual Local Limited Partnership, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero.  As of December 31, 2010 and 2009, the investment in the Local Limited Partnership had been reduced to zero.

The Partnership did not recognize approximately $100,000 and $162,000 of its allocated share of losses from Hurbell IV Limited Partnership for the years ended December 31, 2010 and 2009, respectively, as the Partnership’s net carrying basis in this Local Limited Partnership had been reduced to zero. As of December 31, 2010 and 2009, the Partnership has not recognized approximately $2,132,000 and $2,032,000, respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

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

Advances made by the Partnership to the individual Local Limited Partnership are considered part of the Partnership’s investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnership.  As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investment in and advances to the Local Limited Partnership has been reduced to zero at December 31, 2010. During the years ended December 31, 2010 and 2009, the Partnership made no advances to the Local Limited Partnership. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnership at December 31, 2010 or 2009.

A summary of the unaudited balance sheets of the aforementioned Local Limited Partnership as of December 31, 2010 and 2009, and the unaudited results of operations for each of the two years in the period ended December 31, 2010, are as follows.

CONDENSED BALANCE SHEETS
OF THE LOCAL LIMITED PARTNERSHIP
(in thousands)
	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Assets:
Land	$ 101	$ 101
Buildings and improvements, net of accumulated
depreciation of approximately $564 and $526	461	423
Other assets	263	315
	$ 825	$ 839
Liabilities and Partners’ Deficit:
Liabilities:
Mortgage note payable	$ 335	$ 415
Note payable	648	648
Accrued interest on note payable	1,527	1,468
Other liabilities	516	408
	3,026	2,939
Partners’ Deficit:
National Housing Partnership Realty Fund I	(2,130)	(2,030)
Other partners	(71)	(70)
	(2,201)	(2,100)
	$ 825	$ 839

CONDENSED STATEMENTS OF OPERATIONS
OF THE LOCAL LIMITED PARTNERSHIP
(in thousands)
	Years Ended
	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues:
Rental income	$ 565	$ 480
Other income	54	48

Total revenues	619	528

Expenses:
Operating expenses	610	590
Financial expenses	14	10
Interest on note payable	58	58
Depreciation	38	33

Total expenses	720	691

Net loss	$ (101)	$ (163)

National Housing Partnership Realty Fund I share
of net loss	$ (100)	$ (162)

The financial statements of Hurbell IV Limited Partnership are prepared on the accrual basis of accounting. The Local Limited Partnership was formed during 1984 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 of the National Housing Act. During the years ended December 31, 2010 and 2009 the project received a total of approximately $475,000 and $426,000, respectively, of rental assistance from HUD.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD’s rental assistance under Section 8 of the United States Housing Act of 1937, as amended, (“Section 8”) after the expiration of their original Section 8 contracts.  This legislation affects 100 units, or 100% of the units in which the Partnership has invested at December 31, 2010 and 2009.  On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the “1997 Housing Act”).  Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market.  This will be accomplished in various ways, the goal being to reduce Section 8 rents to comparable market levels, thereby reducing the Federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels.  The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month’s work, and making sufficient monthly reserve deposits to ensure work required in succeeding years.  In 1999, Congress enacted legislation (the “1999 Housing Act”) that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

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

The following table indicates the year within which the Section 8 rent subsidy contract expires:

		Subsidized Units	Subsidized Units
		Expiring as a	Expiring as a
	Number of	Percentage of Total	Percentage of
	Units	Subsidized Units	Total Units

2011	100	100%	100%

All of the units (100 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2011.The Housing Acts provide for several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an “OCAF”) or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an “exception rent” level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program.  For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do not have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond-financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase.  In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body, be given twelve months notice of a Local Limited Partnership’s intention to opt out of the program prior to contract termination.

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

The Local Limited Partnership recorded approximately $475,000 of its revenues during 2010 from HUD under the terms of one or more HAP contracts which provide for rental assistance to the Local Limited Partnership on behalf of low-income tenants who meet certain qualifications. The Local Limited Partnership’s future intentions and potential future changes in HUD regulations and the appropriations of related funds are uncertain, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnership. The current contract expires on February 28, 2011 and subsequent to December 31, 2010 was renewed for an additional year beginning on March 1, 2011.

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

The note matured as follows:

Local Partnership	Due Date	Note Amount	Accrued Interest
(in thousands)
Hurbell IV Limited Partnership	11/9/99	$ 648	$ 1,527

4.      TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $5,000 for both the years ended December 31, 2010 and 2009. As of December 31, 2010 and 2009, the Partnership owed approximately $23,000 and $18,000, respectively, to the General Partner for accrued administrative and reporting fees. As disclosed in Note 3, the property held by the Partnership’s remaining investment in a Local Limited Partnership is under contract to sell during May 2011. The Partnership does not anticipate that it will receive any funds from the sale. Accordingly, the Partnership does not anticipate that it will be able to pay the accrued administrative and reporting fees or the advances it owes at December 31, 2010 to its General Partner and affiliates.

During the years ended December 31, 2010 and 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $45,000 and $50,000, respectively, to fund audit fees and operating expenses of the Partnership. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2010). Interest expense was approximately $4,000 and $1,000 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, there were outstanding advances and associated accrued interest of approximately $100,000 and $51,000, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

During the years ended December 31, 2010 and 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced approximately $45,000 and $89,000, respectively, to Hurbell IV Limited Partnership to fund operating expenses. Interest on the advances is charged at the prime rate plus 2% (5.25% at December 31, 2010). During the year ended December 31, 2009, Hurbell IV Limited Partnership repaid AIMCO Properties, L.P. approximately $3,000, which included approximately $2,000 of accrued interest. There were no repayments made during the year ended December 31, 2010. At December 31, 2010 and 2009, the balance owed to AIMCO Properties, L.P., an affiliate of the General Partner by the Local Limited Partnership was approximately $262,000 and $204,000, respectively, including accrued interest of approximately $43,000 and $30,000, respectively.  The Local Limited Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.

The Local Limited Partnership accrued annual partnership administration fees payable to the General Partner of approximately $7,000 for each of the years ended December 31, 2010 and 2009. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. No payments were made during the years ended December 31, 2010 and 2009. The accumulated fees owed to NHP by Hurbell IV Limited Partnership are approximately $110,000 and $103,000 at December 31, 2010 and 2009, respectively.

5.    INCOME TAXES

The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership’s taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnership as discussed below. The tax loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation follows:

	December 31,
	2010	2009
	(in thousands)
Net loss per financial statements	$ (50)	$ (47)
Other	5	5
Partnership’s share of local limited
partnership’s income	58	98
Income per tax return	$ 13	$ 56

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net liabilities:

	December 31,
	2010	2009
	(in thousands)
Net liabilities as reported	$ (115)	$ (65)
Add (deduct):
Investment in Partnerships	(1,328)	(1,386)
Other	279	274
Net liabilities – Federal tax basis	$(1,164)	$(1,177)

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
Subsequent
to Acquisition
(in thousands)
Buildings
and Related
			Personal		Carrying Cost
Description	Encumbrances	Land	Property	Improvements	Adjustments

Hurbell IV
Limited Partnership	(1)	$ 100	$ 2,159	$ 327	$ (1,460)

	Gross Amount At Which Carried
	At December 31, 2010
	(in thousands)

		Buildings
		And
		Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total(2) (3)	Depreciation (3)	Construction	Acquired	Life

Hurbell IV
Limited
Partnership	$101	$1,025	$1,126	$ 564	1974	11/84	5-30 yrs

(1)    Schedule of Encumbrances

		Note
		Payable and
	Mortgage	Accrued
Partnership Name	Note	Interest	Total
		(in thousands)
Hurbell IV Limited Partnership	$ 335	$ 2,175	$2,510

(2)   The unaudited aggregate cost of land for Federal income tax purposes is approximately $100,000 and the unaudited aggregate costs of buildings and improvements for Federal income tax purposes is approximately $2,488,000. The unaudited accumulated depreciation of the above-mentioned items for Federal income tax purposes is approximately $2,326,000.

(3)   Reconciliation of real estate

	Years Ended December 31,
	2010	2009
	(in thousands)
Balance at beginning of year	$ 1,050	$ 1,023
Improvements	76	27
Balance at end of year	$ 1,126	$ 1,050

Reconciliation of accumulated depreciation

	Years Ended December 31,
	2010	2009
	(in thousands)
Balance at beginning of year	$ 526	$ 493
Depreciation expense	38	33
Balance at end of year	$ 564	$ 526

Note 9.     Subsequent Event

On February 10, 2011, Hurbell IV Limited Partnership, the Local Limited Partnership, entered into a sale contract to sell its investment property, Talladega Downs, to a third party for $700,000. The sale is anticipated to close during May 2011. The Registrant has no remaining investment balance in the Local Limited Partnership at December 31, 2010 and 2009.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A.    Controls and Procedures.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The names, ages, business experience and involvement in legal proceedings of the directors and officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership (the “General Partner”), and certain of its affiliates, are as follows:

Directors of NCHP

Two individuals comprise the Board of Directors of NCHP.

Steven D. Cordes	39	Director and Senior Vice President
Ernest M. Freedman	40	Director, Executive Vice President and
		Chief Financial Officer

Steven D. Cordes was appointed as a Director of the General Partner effective January 11, 2011. Mr. Cordes has been a Senior Vice President of the General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

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

Officers

The current officers of NCHP and a description of their principal occupations in recent years are listed below.

Lisa R. Cohn	42	Executive Vice President, General Counsel
		and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	49	Senior Director of Partnership Accounting
Steven D. Cordes		See “Directors of NCHP”
Ernest M. Freedman		See “Directors of NCHP”

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

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity as known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership units as of December 31, 2010.

Name of Beneficial Owner	Number of Units	% of Class

AIMCO Properties, L.P.	1,332.50	12.15%
(an affiliate of the General Partner)

The business address of AIMCO Properties, L.P. is 4582 S. Ulster St.Parkway, Suite 1100, Denver, Colorado 80237.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $5,000 for both the years ended December 31, 2010 and 2009. As of December 31, 2010 and 2009, the Partnership owed approximately $23,000 and $18,000, respectively, to the General Partner for accrued administrative and reporting fees. As disclosed in “Item 8. Financial Statements and Supplementary Data, Note 3 – Investments in and Advances to Local Limited Partnership”, the property held by the Partnership’s remaining investment in a Local Limited Partnership is under contract to sell during May 2011. The Partnership does not anticipate that it will receive any funds from the sale. Accordingly, the Partnership does not anticipate that it will be able to pay the accrued administrative and reporting fees or the advances it owes at December 31, 2010 to its General Partner and affiliates.

During the years ended December 31, 2010 and 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $45,000 and $50,000, respectively, to fund audit fees and operating expenses of the Partnership. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2010). Interest expense was approximately $4,000 and $1,000 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, there were outstanding advances and associated accrued interest of approximately $100,000 and $51,000, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

During the years ended December 31, 2010 and 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced approximately $45,000 and $89,000, respectively, to Hurbell IV Limited Partnership to fund operating expenses. Interest on the advances is charged at the prime rate plus 2% (5.25% at December 31, 2010). During the year ended December 31, 2009, Hurbell IV Limited Partnership repaid AIMCO Properties, L.P. approximately $3,000, which included approximately $2,000 of accrued interest. There were no repayments made during the year ended December 31, 2010. At December 31, 2010 and 2009, the balance owed to AIMCO Properties, L.P., an affiliate of the General Partner by the Local Limited Partnership was approximately $262,000 and $204,000, respectively, including accrued interest of approximately $43,000 and $30,000, respectively.  The Local Limited Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.

The Local Limited Partnership accrued annual partnership administration fees payable to the General Partner of approximately $7,000 for each of the years ended December 31, 2010 and 2009. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations. No payments were made during the years ended December 31, 2010 and 2009. The accumulated fees owed to NHP by Hurbell IV Limited Partnership are approximately $110,000 and $103,000 at December 31, 2010 and 2009, respectively.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2011.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $28,000 and $27,000 for 2010 and 2009, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $5,000 for each of the years 2010 and 2009.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)   Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2010 and 2009

Statements of Operations - Years ended December 31, 2010 and 2009

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2010 and 2009

Statements of Cash Flows - Years ended December 31, 2010 and 2009

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

Date: March 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Ernest M. Freedman	Director and Executive	Date: March 29, 2011
Ernest M. Freedman	Vice President

/s/Steven D. Cordes	Director and Senior Vice	Date: March 29, 2011
Steven D. Cordes	President

/s/Stephen B. Waters	Senior Director of	Date: March 29, 2011
Stephen B. Waters	Partnership Accounting