Form 10-Q
period 2011-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND I
filed 2011-08-12
CIK 731131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Balance Sheets

(Unaudited)

(In thousands)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$ 3	$ 4
Receivables from limited partners	11	10
Investment in and advances to Local Limited Partnership	--	--
Total assets	$ 14	$ 14

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Administrative and reporting fees payable to General Partner	$ 26	$ 23
Due to affiliate	124	100
Other accrued expenses	9	6
Total liabilities	159	129

Partners' (deficiency) capital
General Partner	(87)	(87)
Original Limited Partner	(92)	(92)
Other Limited Partners	34	64
Total partners’ (deficiency) capital	(145)	(115)
Total liabilities and partners’ (deficiency) capital	$ 14	$ 14

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Operations

(Unaudited)

(In thousands, except per interest data)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Revenues	$ --	$ --	$ --	$ --

Expenses:
Administrative and reporting fees to General Partner	1	2	3	3
Interest expense	2	--	3	1
Other operating expenses	14	12	24	22
Total expenses	17	14	30	26

Net loss	$ (17)	$ (14)	$ (30)	$ (26)

Allocation of net loss:
General Partner	$ --	$ --	$ --	$ --
Original Limited Partner	$ --	$ --	$ --	$ --
Other Limited Partners	$ (17)	$ (14)	$ (30)	$ (26)

Net loss per Other Limited Partnership interest	$ (1.55)	$ (1.28)	$ (2.74)	$ (2.37)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statement of Changes in Partners' (Deficiency) Capital

(Unaudited)

(In thousands)

General Partner The National Housing

Partnership

(NHP)	Original Limited Partner 1133 Fifteenth

Street

Associates	Other

Limited

			Partners	Total

Partners’ (deficiency) capital at December 31, 2010	$ (87)	$ (92)	$ 64	$ (115)

Net loss for the six months ended June 30, 2011	--	--	(30)	(30)

Partners’ (deficiency) capital at June 30, 2011	$ (87)	$ (92)	$ 34	$ (145)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND I

Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows used in operating activities:
Operating expenses paid	$ (22)	$ (26)

Cash flows from investing activities:	--	--

Cash flows provided by financing activities:
Advances from affiliate	21	24

Net decrease in cash and cash equivalents	(1)	(2)

Cash and cash equivalents, beginning of period	4	7

Cash and cash equivalents, end of period	$ 3	$ 5

Reconciliation of net loss to net cash used in operating activities:
Net loss	$ (30)	$ (26)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in accounts:
Receivables from limited partners	(1)	(2)
Administrative and reporting fees payable to General Partner	3	3
Accounts payable and accrued expenses	3	(2)
Interest due to affiliate	3	1
Total adjustments	8	--
Net cash used in operating activities	$ (22)	$ (26)

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

Subsequent to June 30, 2011, the Local Limited Partnership sold its investment property, Talladega Downs, to a third party for $700,000. The Partnership does not anticipate that the Local Limited Partnership will have any excess funds, after payment of its liabilities and liquidating its operations, to distribute to its partners. The Local Limited Partnership was the sole remaining investment of the Partnership. The Partnership does not expect to be able to satisfy its obligations and does not expect to have any remaining net assets to distribute to its partners upon liquidation. The Partnership anticipates completing its liquidation by December 31, 2011.

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

The percentage interest of the partners of the Partnership is as follows: General Partner 1%, Original Limited Partner 1% and Other Limited Partners 98%. At June 30, 2011 and December 31, 2010, the Partnership had outstanding 10,963 limited partnership interests.

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.  All such adjustments are of a normal and recurring nature. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2010. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

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

At June 30, 2011 and December 31, 2010, the Partnership held a variable interest in one VIE for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The one VIE consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at both June 30, 2011 and December 31, 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

3.    INVESTMENT IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIP

The Partnership owns a 99% limited partnership interest in one Local Limited Partnership: Hurbell IV Limited Partnership.

Subsequent to June 30, 2011, the Local Limited Partnership sold its investment property, Talladega Downs, to a third party for $700,000. The Partnership does not anticipate that the Local Limited Partnership will have any excess funds, after payment of its liabilities and liquidating its operations, to distribute to its partners. The Local Limited Partnership was the sole remaining investment of the Partnership.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus, the investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership's share of the Local Limited Partnership’s losses and distributions. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to it, it does not recognize losses once its investment in the individual Local Limited Partnership, increased for its share of profits, reduced for its share of losses and cash distributions, reaches zero.  As of June 30, 2011 and December 31, 2010, the investment in the Local Limited Partnership had been reduced to zero.

The Partnership did not recognize approximately $14,000 of its allocated share of income from Hurbell IV Limited Partnership for the six months ended June 30, 2011 and approximately $102,000 of its allocated share of losses from Hurbell IV Limited Partnership for the six months ended June 30, 2010, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. As of June 30, 2011 and December 31, 2010, the Partnership has not recognized approximately $2,118,000 and $2,132,000 respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

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

Advances made by the Partnership to the individual Local Limited Partnership are considered part of the Partnership's investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in Local Limited Partnership.  As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investment in and advances to the Local Limited Partnership has been reduced to zero at June 30, 2011.  During the six months ended June 30, 2011 and 2010, the Partnership made no advances to the Local Limited Partnership. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnership at June 30, 2011 and December 31, 2010.

The following are condensed statements of operations for the three and six months ended June 30, 2011 and 2010 of the Local Limited Partnership in which the Partnership has invested.

The statements are compiled from financial statements of the Local Limited Partnership, prepared on the accrual basis of accounting, as supplied by the management agent of the project, presented in thousands and are unaudited.

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues:
Rental income	$ 146	$ 158	$ 287	$ 278
Other income	14	13	28	25
Total revenues	160	171	315	303
Expenses:
Operating expenses	102	213	254	361
Financial expenses	(2)	--	2	2
Interest on note payable	14	14	29	29
Depreciation	7	6	16	14
Total expenses	121	233	301	406
Net income (loss)	$ 39	$ (62)	$ 14	$ (103)
National Housing Partnership Realty Fund I share of net income (loss)	$ 39	$ (62)	$ 14	$ (102)

4. TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $3,000 for each of the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, the Partnership owed approximately $26,000 and $23,000, respectively, to the General Partner for accrued administrative and reporting fees. As disclosed in Note 3, the property held by the Partnership’s remaining investment in a Local Limited Partnership was sold subsequent to June 30, 2011. The Partnership does not anticipate that it will receive any funds from the sale. Accordingly, the Partnership does not anticipate that it will be able to pay the accrued administrative and reporting fees or the advances it owes at June 30, 2011 to its General Partner and affiliates.

During the six months ended June 30, 2011 and 2010, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $21,000 and $24,000 to fund audit fees and operating expenses of the Partnership. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2011). Interest expense was approximately $3,000 and $1,000 for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011 and December 31, 2010, there were outstanding advances and associated accrued interest of approximately $124,000 and $100,000, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

During the six months ended June 30, 2010, AIMCO Properties, L.P., an affiliate of the General Partner, advanced approximately $45,000 to Hurbell IV Limited Partnership to fund operating expenses. There were no advances during the six months ended June 30, 2011. At June 30, 2011 and December 31, 2010, the balance owed to AIMCO Properties, L.P., an affiliate of the General Partner, by the Local Limited Partnership was approximately $269,000 and $262,000, respectively, including accrued interest of approximately $50,000 and $43,000, respectively. Interest on advances is charged at the prime rate plus 2% (5.25% at June 30, 2011).

The Local Limited Partnership accrued annual partnership administration fees payable to the General Partner of approximately $4,000 for each of the six months ended June 30, 2011 and 2010. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations or sale proceeds. No payments were made during the six months ended June 30, 2011 and 2010. The accumulated fees owed to NHP by Hurbell IV Limited Partnership are approximately $114,000 and $110,000 at June 30, 2011 and December 31, 2010, respectively.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At June 30, 2011 the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

The Partnership had cash and cash equivalents of approximately $3,000 and $4,000 at June 30, 2011 and December 31, 2010, respectively. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 2011, is dependent on distributions from recurring operations received from the Local Limited Partnership and proceeds from the sale or refinancing of the underlying property. The Partnership’s only other form of liquidity are advances from its General Partner. AIMCO Properties, L.P., an affiliate of the General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such advances.

Subsequent to June 30, 2011, the Local Limited Partnership sold its investment property, Talladega Downs, to a third party for $700,000. The Partnership does not anticipate that the Local Limited Partnership will have any excess funds, after payment of its liabilities and liquidating its operations, to distribute to its partners. The Local Limited Partnership was the sole remaining investment of the Partnership. The Partnership does not expect to be able to satisfy its obligations and does not expect to have any remaining net assets to distribute to its partners upon liquidation. The Partnership anticipates completing its liquidation by December 31, 2011.

During the six months ended June 30, 2011 and 2010, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $21,000 and $24,000 to fund audit fees and operating expenses of the Partnership. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2011). Interest expense was approximately $3,000 and $1,000 for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011 and December 31, 2010, there were outstanding advances and associated accrued interest of approximately $124,000 and $100,000, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

At June 30, 2011 and December 31, 2010, the Partnership owed the General Partner approximately $26,000 and $23,000, respectively, for administrative and reporting services performed. As noted above, the property held by the Partnership’s remaining investment in a Local Limited Partnership was sold subsequent to June 30, 2011. The Partnership does not anticipate that it will receive any funds from the sale. Accordingly, the Partnership does not anticipate that it will be able to pay the accrued administrative and reporting fees or the advances it owes at June 30, 2011 to its General Partner and affiliates.

Net cash used in operations for the six months ended June 30, 2011 was approximately $22,000, compared to net cash used in operations of approximately $26,000 for the six months ended June 30, 2010.

During the six months ended June 30, 2011 and 2010, the Partnership made no advances for working capital purposes to the Local Limited Partnership. There were no amounts owed to the Partnership for working capital advances to the Local Limited Partnership at June 30, 2011 and December 31, 2010.

During the six months ended June 30, 2010, AIMCO Properties, L.P., an affiliate of the General Partner, advanced approximately $45,000 to Hurbell IV Limited Partnership to fund operating expenses. There were no advances during the six months ended June 30, 2011. At June 30, 2011 and December 31, 2010, the balance owed to AIMCO Properties, L.P., an affiliate of the General Partner, by the Local Limited Partnership was approximately $269,000 and $262,000, respectively, including accrued interest of approximately $50,000 and $43,000, respectively. Interest on advances is charged at the prime rate plus 2% (5.25% at June 30, 2011).

The Local Limited Partnership accrued annual partnership administration fees payable to the General Partner of approximately $4,000 for each of the six months ended June 30, 2011 and 2010. Payments of these fees are made to the General Partner from surplus cash available for distribution to partners pursuant to HUD regulations and sale proceeds. No payments were made during the six months ended June 30, 2011 and 2010. The accumulated fees owed to NHP by Hurbell IV Limited Partnership are approximately $114,000 and $110,000 at June 30, 2011 and December 31, 2010, respectively.

Distributions received in excess of investment in the Local Limited Partnership represent the Partnership’s proportionate share of the excess cash available for distribution from the Local Limited Partnership.  As a result of the use of the equity method of accounting for the Partnership’s investment in the Local Limited Partnership, the investment carrying value for the Local Limited Partnership has been reduced to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in the Local Limited Partnership. There were no distributions received from the Local Limited Partnership during the six months ended June 30, 2011 and 2010. The receipt of distributions upon liquidation of the Local Limited Partnership as a result of the sale of its investment property is unlikely as discussed above.

The Partnership made no distributions during the six months ended June 30, 2011 and 2010.

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

RESULTS OF OPERATIONS

At June 30, 2011 and December 31, 2010, the Partnership holds an interest in one Local Limited Partnership, which operates one rental housing property. Due to the use of the equity method of accounting as discussed in “Item 1. Financial Statements – Note 3”, to the extent the Partnership still has a carrying basis in a Local Limited Partnership, results of operations will be impacted by the Partnership’s share of the profits or losses of the Local Limited Partnership.  The investment balance in the Local Limited Partnership has been reduced to zero.  As a result, the Partnership’s operations are no longer being affected by its share of the Local Limited Partnership’s operations.

The Partnership realized net losses of approximately $17,000 and $30,000 for the three and six months ended June 30, 2011, respectively, compared to net losses of approximately $14,000 and $26,000 for the three and six months ended June 30, 2010, respectively. Net loss per Other Limited Partnership interest was approximately $1.55 and $2.74 for the three and six months ended June 30, 2011, respectively, compared to net loss per Other Limited Partnership interest of approximately $1.28 and $2.37 for the three and six months ended June 30, 2010, respectively.

The Partnership did not recognize approximately $14,000 of its allocated share of income from Hurbell IV Limited Partnership for the six months ended June 30, 2011 and approximately $102,000 of its allocated share of losses from Hurbell IV Limited Partnership for the six months ended June 30, 2010, as the Partnership's net carrying basis in this Local Limited Partnership had been reduced to zero. As of June 30, 2011 and December 31, 2010, the Partnership has not recognized approximately $2,118,000 and $2,132,000 respectively, of its allocated share of cumulative losses from Hurbell IV Limited Partnership in which its investment is zero.

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

At June 30, 2011 and December 31, 2010, the Partnership held a variable interest in one VIE for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The one VIE consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 100 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at both June 30, 2011 and December 31, 2010.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

By: National Corporation for Housing Partnerships,
its sole general partner

Date: August 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2011	By: /s/Stephen B. Waters
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